Form 10-Q
period 1995-06-30
PARKER & PARSLEY 86-B LTD
filed 1995-08-10
CIK 789790

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 33-3353B

                     PARKER & PARSLEY 86-B, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-2140235
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
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

                      Yes    /x/    No   / /

                        Page 1 of 14 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 86-B, LTD.
                    (A Texas Limited Partnership)

                   PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           BALANCE SHEETS

                                           June 30,     December 31,
                                             1995           1994
                                         ------------   ------------
                                          (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $194,980
  at June 30 and $141,462 at December 31 $    195,307   $    141,681
 Accounts receivable - oil and gas sales      170,230        184,109
                                          -----------    -----------
     Total current assets                     365,537        325,790

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                    14,168,571     14,129,225
  Accumulated depletion                    (9,219,613)    (8,958,142)
                                          -----------    -----------
     Net oil and gas properties             4,948,958      5,171,083
                                          -----------    -----------
                                         $  5,314,495   $  5,496,873
                                          ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate            $    124,424   $     90,443
Partners' capital:
 Limited partners (17,208 interests)        5,139,447      5,353,642
 Managing general partner                      50,624         52,788
                                          -----------    -----------
                                            5,190,071      5,406,430
                                          -----------    -----------
                                         $  5,314,495   $  5,496,873
                                          ===========    ===========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 86-B, LTD.
                    (A Texas Limited Partnership)
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                       Three months ended        Six months ended
                            June 30,                  June 30,
                       1995         1994         1995         1994
                    ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales  $  392,091   $  419,743   $  781,856   $  781,076
 Interest income         2,958        1,317        5,383        1,783
 Salvage income from
  abandoned property     3,866           -         3,866           -
                     ---------    ---------    ---------    ---------
     Total revenues    398,915      421,060      791,105      782,859
Costs and expenses:
 Production costs      197,754      204,565      394,407      403,508
 General and admin-
  istrative expenses    11,763       12,592       23,456       23,432
 Depletion             121,109      142,415      261,471      366,940
 Abandoned property
  costs                     26           -         3,354           -
                     ---------    ---------    ---------    ---------
     Total costs and
      expenses         330,652      359,572      682,688      793,880
                     ---------    ---------    ---------    ---------
Net income (loss)   $   68,263   $   61,488   $  108,417   $  (11,021)
                     =========    =========    =========    =========
Allocation of net
 income (loss):
  Managing general
   partner          $      683   $      615   $    1,084   $     (110)
                     =========    =========    =========    =========
Limited partners    $   67,580   $   60,873   $  107,333   $  (10,911)
                     =========    =========    =========    =========
Net income (loss)
 per limited part-
 nership interest   $     3.93   $     3.54   $     6.24   $     (.63)
                     =========    =========    =========    =========
Distributions per
 limited partner-
 ship interest      $     8.35   $    10.61   $    18.68   $    19.15
                     =========    =========    =========    =========
   The financial information included herein has been prepared by management without audit by independent public accountants.
   The accompanying notes are an integral part of these statements.

                    PARKER & PARSLEY 86-B, LTD.
                   (A Texas Limited Partnership)

                  STATEMENTS OF PARTNERS' CAPITAL
                            (Unaudited)



                               Managing
                               general      Limited
                               partner      partners        Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $    59,287   $ 5,996,978   $ 6,056,265

Distributions                     (3,329)     (329,526)     (332,855)

Net loss                            (110)      (10,911)      (11,021)
                              ----------    ----------    ----------
Balance at June 30, 1994     $    55,848   $ 5,656,541   $ 5,712,389
                              ==========    ==========    ==========

Balance at January 1, 1995   $    52,788   $ 5,353,642   $ 5,406,430

Distributions                     (3,248)     (321,528)     (324,776)

Net income                         1,084       107,333       108,417
                              ----------    ----------    ----------
Balance at June 30, 1995     $    50,624   $ 5,139,447   $ 5,190,071
                              ==========    ==========    ==========












   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                    PARKER & PARSLEY 86-B, LTD.
                   (A Texas Limited Partnership)

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                Six months ended
                                                     June 30,
                                                1995         1994
                                             ----------   ----------
Cash flows from operating activities:
 Net income (loss)                           $  108,417   $  (11,021)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                    261,471      366,940
   Salvage income from abandoned property        (3,866)          -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable     13,879      (33,764)
  Increase in accounts payable                   35,285       19,356
                                              ---------    ---------
     Net cash provided by operating
      activities                                415,186      341,511

Cash flows from investing activities:
 Additions to oil and gas properties            (40,650)      (4,780)
 Proceeds from salvage income on abandoned
  property                                        3,866           -
                                              ---------    ---------

     Net cash used in investing activities      (36,784)      (4,780)

Cash flows from financing activities:
 Cash distributions to partners                (324,776)    (332,855)
                                              ---------    ---------
Net increase in cash and cash equivalents        53,626        3,876
Cash and cash equivalents at beginning
 of period                                      141,681      104,318
                                              ---------    ---------
Cash and cash equivalents at end of period   $  195,307   $  108,194
                                              =========    =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 86-B, LTD.
                      (A Texas Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               June 30, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 86-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Registrant was formed October 29, 1986. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $17,208,000 representing 17,208 interests ($1,000 per interest) sold to a total of 1,466 limited partners.

Since its formation, the Registrant invested $14,336,882 in various prospects that were drilled in Texas. At June 30, 1995, the Registrant had 54 producing oil and gas wells. On August 1, 1990, the Registrant sold its interest in one well and one well was abandoned in 1995 due to uneconomical operations. The Registrant received one additional producing oil and gas well in 1993 due to the Registrant's back-in after payout provision.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $781,856 from $781,076 for the six months ended June 30, 1995 and 1994, respectively. The increase in revenues resulted from a 17% increase in the average price received per barrel of oil and a 4% increase in the average price received per mcf of gas, offset by an 11% decrease in barrels of oil produced and sold and a 13% decrease in mcf of gas produced and sold. For the six months ended June 30, 1995, 32,150 barrels of oil were sold compared to 36,168 for the same period in 1994, a decrease of 4,018 barrels. For the six months ended June 30, 1995, 118,970 mcf of gas were sold compared to 136,461 for the same period in 1994, a decrease of 17,491 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.60 from $15.10 for the six months ended June 30, 1994 to $17.70 for the same period in 1995 while the average price received per mcf of gas increased from $1.72 for the six months ended June 30, 1994 to $1.79 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Salvage income of $3,866 received during the six months ended June 30, 1995 consisted of equipment credits received on one fully depleted well. There was no salvage income for the same period ended June 30, 1994. Abandoned property costs of $3,354 were incurred on one well during the six months ended June 30, 1995 compared to no plugging and abandonment activity for the same period in 1994.

Costs and Expenses:

Total costs and expenses decreased to $682,688 for the six months ended June 30, 1995 as compared to $793,880 for the same period in 1994, a decrease of $111,192, or 14%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $394,407 for the six months ended June 30, 1995 and $403,508 for the same period in 1994 resulting in a $9,101 decrease, or 2%. The decrease was primarily due to a decline in ad valorem taxes, offset by an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased slightly from $23,432 for the six months ended June 30, 1994 to $23,456 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $261,471 for the six months ended June 30, 1995 compared to $366,940 for the same period in 1994. This represented a decrease in depletion of $105,469, or 29%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 4,018 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.46 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.39 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.90 per barrel.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996, and assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
   June 30, 1994

Revenues:

The Registrant's oil and gas revenues decreased to $392,091 from $419,743 for the three months ended June 30, 1995 and 1994, respectively, a decrease of 7%. The decrease in revenues resulted from an 11% decrease in barrels of oil produced and sold, a 9% decrease in mcf of gas produced and sold and a decrease in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the three months ended June 30, 1995, 15,871 barrels of oil were sold compared to 17,858 for the same period in 1994, a decrease of 1,987 barrels. For the three months ended June 30, 1995, 64,537 mcf of gas were sold compared to 70,996 for the same period in 1994, a decrease of 6,459 mcf. The decreases in production volumes were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $1.44 from $16.74 for the three months ended June 30, 1994 to $18.18 for the same period in 1995 while the average price received per mcf of gas decreased from $1.70 during the three months ended June 30, 1994 to $1.61 in 1995.

Costs and Expenses:

Total costs and expenses decreased to $330,652 for the three months ended June 30, 1995 as compared to $359,572 for the same period in 1994, a decrease of $28,920, or 8%. This decrease was due to declines in production costs, G&A and depletion, offset by an increase in abandoned property costs.

Production costs were $197,754 for the three months ended June 30, 1995 and $204,565 for the same period in 1994 resulting in a $6,811 decrease, or 3%. The decrease was primarily due to a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 7% from $12,592 for the three months ended June 30, 1994 to $11,763 for the same period in 1995.

Depletion was $121,109 for the three months ended June 30, 1995 compared to $142,415 for the same period in 1994. This represented a decrease in depletion of $21,306, or 15%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 1,987 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.46 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.39 per barrel.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $419,052 during the six months ended June 30, 1995, a 23% increase from the same period ended June 30, 1994. This increase was due to an increase in oil and gas revenues and declines in production costs and G&A. The increase in oil and gas revenues was due to an increase in average prices received for oil and gas, offset by a decline in barrels of oil and mcf of gas produced and sold. The decline in production costs was due to less well repair and maintenance costs and lower ad valorem taxes. The reduction in G&A was due to less allocated expense by the managing general partner.

Net Cash Used in Investing Activities

The Registrant's principal investing activity during the six months ended June 30, 1995 was for a capitalized workover on one well.

Proceeds from salvage income of $3,866 were received during the six months ended June 30, 1995 from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $324,776 of which $321,528 was distributed to the limited partners and $3,248 to the managing general partner. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $332,855 of which $329,526 was distributed to the limited partners and $3,329 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.

                         PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,500,648, or $319.66 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 86-B, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 9, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA