Form 10-Q
period 1995-09-30
PARKER & PARSLEY 86-B LTD
filed 1995-11-14
CIK 789790

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1995           1994
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $165,653 at September 30
     and $141,462 at December 31                   $   184,000     $   141,681
   Accounts receivable - oil and gas sales             154,955         184,109
                                                    ----------      ----------
           Total current assets                        338,955         325,790

Oil and gas properties - at cost, based on the
   successful efforts accounting method             14,168,696      14,129,225
     Accumulated depletion                          (9,333,741)     (8,958,142)
                                                    ----------      ----------
           Net oil and gas properties                4,834,955       5,171,083
                                                    ----------      ----------
                                                   $ 5,173,910     $ 5,496,873
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $   122,330     $    90,443

Partners' capital:
   Limited partners (17,208 interests)               5,002,341       5,353,642
   Managing general partner                             49,239          52,788
                                                    ----------      ----------
                                                     5,051,580       5,406,430
                                                    ----------      ----------
                                                   $ 5,173,910     $ 5,496,873
                                                    ==========      ==========




     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                Three months ended        Nine months ended
                                   September 30,             September 30,
                                 1995         1994        1995         1994

Revenues:
   Oil and gas sales         $  339,278   $  417,556   $1,121,134   $1,198,632
   Interest income                3,476        1,965        8,859        3,748
   Salvage income from
     abandoned property             125           -         3,991           -
                              ---------    ---------    ---------    ---------
     Total revenues             342,879      419,521    1,133,984    1,202,380

Costs and expenses:
   Production costs             186,906      196,961      583,009      600,469
   General and administrative
     expenses                    10,196       12,527       33,652       35,959
   Depletion                    114,128      147,976      375,599      514,916
   Abandoned property costs          -            -         1,658           -
                              ----------    --------    ---------    ---------
     Total costs and expenses   311,230      357,464      993,918    1,151,344
                              ----------    --------    ---------    ---------

Net income                   $    31,649   $  62,057   $  140,066   $   51,036
                              ==========    ========    =========    =========
Allocation of net income:
   Managing general partner  $       317   $     620   $    1,401   $      510
                              ==========    ========    =========    =========

   Limited partners          $    31,332   $  61,437   $  138,665   $   50,526
                              ==========    ========    ==========   ==========
Net income per limited
   partnership interest      $      1.82   $    3.57   $     8.06   $     2.94
                              ==========    ========    =========    =========
Distributions per limited
   partnership interest      $      9.79   $   10.10   $    28.47   $    29.25
                              ==========    ========    ==========   =========




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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general       Limited
                                       partner       partners        Total


Balance at January 1, 1994           $   59,287     $5,996,978     $6,056,265

    Distributions                        (5,084)      (503,308)      (508,392)

    Net income                              510         50,526         51,036
                                      ---------      ---------      ---------
Balance at September 30, 1994        $   54,713     $5,544,196     $5,598,909
                                      =========      =========      =========


Balance at January 1, 1995           $   52,788     $5,353,642     $5,406,430

    Distributions                        (4,950)      (489,966)      (494,916)

    Net income                            1,401        138,665        140,066
                                      ---------      ---------      ---------
Balance at September 30, 1995        $   49,239     $5,002,341     $5,051,580
                                      =========      =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                           September 30,
                                                      1995            1994

Cash flows from operating activities:

  Net income                                       $  140,066     $   51,036
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                       375,599        514,916
      Salvage income from abandoned property           (3,991)            -
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable        29,154         (3,370)
     Increase in accounts payable                      33,392         30,125
                                                    ---------      ---------
       Net cash provided by operating activities      574,220        592,707

Cash flows from investing activities:

  Additions to oil and gas properties                 (40,976)        (3,740)
  Proceeds from equipment salvage on abandoned
    property                                            3,991             -
                                                    ---------      ---------
       Net cash used in investing activities          (36,985)        (3,740)

Cash flows from financing activities:

  Cash distributions to partners                     (494,916)      (508,392)
                                                    ---------      ---------
Net increase in cash and cash equivalents              42,319         80,575
Cash and cash equivalents at beginning of period      141,681        104,318
                                                    ---------      ---------
Cash and cash equivalents at end of period         $  184,000     $  184,893
                                                    =========      =========




     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                           NOTES FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 86-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,500,648, or $319.66 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the

Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed October 29, 1986. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into PPDLP on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $17,208,000 representing 17,208 interests ($1,000 per interest) sold to a total of 1,466 limited partners.

Since its formation, the Registrant invested $14,337,007 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 53 producing oil and gas wells. On August 1, 1990, the Registrant sold its interest in one well. Two wells have been abandoned due to uneconomical operations; one well in 1995 and one in a prior year. The Registrant received interests in one additional producing oil and gas well in 1993 due to the Registrant's back-in after payout.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September  30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $1,121,134 from $1,198,632 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 6%. The decrease in revenues resulted from a 12% decrease in barrels of oil produced and sold and a 14% decrease in mcf of gas produced and sold, offset by increases in the average price received per barrel of oil and mcf of gas. For the nine months ended September 30, 1995, 46,809 barrels of oil were sold compared to 53,158 for the same period in 1994, a decrease of 6,349 barrels. For the nine months ended September 30, 1995, 182,989 mcf of gas were sold compared to 212,143 for the same period in 1994, a decrease of 29,154 mcf. The decreases were due to the decline character istics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.50, or 9%, from $15.82 for the nine months ended September 30, 1994 to $17.32 for the same period in 1995 while the average price received per mcf of gas increased from $1.69 for the nine months ended September 30, 1994 to $1.70 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

Salvage income of $3,991 received during the nine months ended September 30, 1995 consisted of equipment credits received on one fully depleted abandoned well. There was no salvage income for the same period ended September 30, 1994. Abandoned property costs of $1,658 were incurred on one well during the nine months ended September 30, 1995 compared to no abandonment activity for the same period in 1994.

COSTS AND EXPENSES:

Total costs and expenses decreased to $993,918 for the nine months ended September 30, 1995 as compared to $1,151,344 for the same period in 1994, a decrease of $157,426, or 14%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion, offset by an increase in abandoned property costs.

Production costs were $583,009 for the nine months ended September 30, 1995 and $600,469 for the same period in 1994, resulting in a $17,460 decrease, or 3%. The decrease was due to declines in well repair and maintenance costs and production and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 6% from $35,959 for the nine months ended September 30, 1994 to $33,652 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $375,599 for the nine months ended September 30, 1995 compared to $514,916 for the same period in 1994. This represented a decrease in depletion of $139,317, or 27%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 6,349 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.46 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.39 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.90 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $5,500,648, or $319.66 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $339,278 from $417,556 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 19%. The decrease in revenues resulted from a 14% decrease in barrels of oil produced and sold, a 15% decrease in mcf of gas produced and sold and declines in the average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 14,659 barrels of oil were sold compared to 16,990 for the same period in 1994, a decrease of 2,331 barrels. For the three months ended September 30, 1995, 64,019 mcf of gas were sold compared to 75,682 for the same period in 1994, a decrease of 11,663 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.87, or 5%, from $17.36 for the three months ended September 30, 1994 to $16.49 for the same period in 1995 while the average price received per mcf of gas decreased 6% from $1.62 during the three months ended September 30, 1994 to $1.52 in 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $311,230 for the three months ended September 30, 1995 as compared to $357,464 for the same period in 1994, a decrease of $46,234, or 13%. This decrease was due to declines in production costs, G&A and depletion.

Production costs were $186,906 for the three months ended September 30, 1995 and $196,961 for the same period in 1994, resulting in a $10,055 decrease, or 5%. The decrease primarily resulted from a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased in aggregate, 19% from $12,527 for the three months ended September 30, 1994 to $10,196 for the same period in 1995.

Depletion was $114,128 for the three months ended September 30, 1995 compared to $147,976 for the same period in 1994. This represented a decrease in depletion of $33,848, or 23%. Oil production decreased 2,331 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.46 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.39 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities decreased to $574,220 during the nine months ended September 30, 1995, an $18,487 decrease from the same period ended September 30, 1994. This decrease was due to a decline in oil and gas sales, offset by a decrease in production costs. The decline in oil and gas sales was due to a decline in barrels of oil and mcf of gas produced and sold, offset by increases in the average prices received for oil and gas. The decrease in production costs was due to declines in well repair and maintenance costs.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's investing activities during the nine months ended September 30, 1995 included additions to oil and gas properties related to a capitalized workover on one well.

Proceeds of $3,991 were received during the nine months ended September 30, 1995 from equipment credits received on one fully depleted abandoned well.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $494,916 of which $489,966 was distributed to the limited partners and $4,950 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $508,392 of which $503,308 was distributed to the limited partners and $5,084 to the managing general partner.

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


                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $5,500,648, or $319.66 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                     PARKER & PARSLEY 86-B, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  November 9, 1995      By:   /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer of PPUSA