Form 10-Q
period 1996-03-31
PARKER & PARSLEY 86-B LTD
filed 1996-05-15
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /x/      Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996, or

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

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1996            1995
                                                  -----------    -----------
                                                  (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $168,463 at March 31 and $151,136
  at December 31                                  $   181,619    $   151,763
Accounts receivable - oil and gas sales               195,438        178,375
                                                   ----------     ----------
     Total current assets                             377,057        330,138

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                            13,852,401     14,156,180
   Accumulated depletion                           (9,473,991)    (9,685,808)
                                                   ----------     ----------
     Net oil and gas properties                     4,378,410      4,470,372
                                                   ----------     ----------
                                                  $ 4,755,467    $ 4,800,510
                                                   ==========     ==========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                     $    95,938    $    70,218
Partners' capital:
 Limited partners (17,208 interests)                4,614,210      4,684,266
 Managing general partner                              45,319         46,026
                                                   ----------     ----------
                                                    4,659,529      4,730,292
                                                   ----------     ----------
                                                  $ 4,755,467    $ 4,800,510
                                                   ==========     ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                    ----------    ----------
Revenues:
 Oil and gas sales                                  $  395,800    $  389,765
 Interest income                                         2,410         2,425
 Salvage income from equipment disposals                 6,887            -
 Gain on sale of properties                              4,332            -
                                                     ---------     ---------
     Total revenues                                    409,429       392,190

Costs and expenses:
 Production costs                                      200,259       196,653
 General and administrative expenses                    11,874        11,693
 Depletion                                              92,052       140,362
 Abandoned property costs                                1,486         3,328
                                                     ---------     ---------
     Total costs and expenses                          305,671       352,036
                                                     ---------     ---------
Net income                                          $  103,758    $   40,154
                                                     =========     =========
Allocation of net income:
 Managing general partner                           $    1,038    $      401
                                                     =========     =========
Limited partners                                    $  102,720    $   39,753
                                                     =========     =========
Net income per limited partnership
 interest                                           $     5.97    $     2.31
                                                     =========     =========
Distributions per limited partnership
 interest                                           $    10.04    $    10.33
                                                     =========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general      Limited
                                       partner      partners        Total
                                     -----------   -----------   -----------


Balance at January 1, 1995           $    52,788   $ 5,353,642   $ 5,406,430

Distributions                             (1,795)     (177,726)     (179,521)

Net income                                   401        39,753        40,154
                                      ----------    ----------    ----------
Balance at March 31, 1995            $    51,394   $ 5,215,669   $ 5,267,063
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    46,026   $ 4,684,266   $ 4,730,292

Distributions                             (1,745)     (172,776)     (174,521)

Net income                                 1,038       102,720       103,758
                                      ----------    ----------    ----------
Balance at March 31, 1996            $    45,319   $ 4,614,210   $ 4,659,529
                                      ==========    ==========    ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        1996          1995
                                                     ----------    ----------
Cash flows from operating activities:
 Net income                                          $  103,758    $   40,154
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depletion                                             92,052       140,362
   Salvage income from equipment disposals               (6,887)           -
   Gain on sale of properties                            (4,332)           -
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable           (17,063)        5,630
   Increase in accounts payable                          18,878        22,130
                                                      ---------     ---------
     Net cash provided by operating
      activities                                        186,406       208,276

Cash flows from investing activities:
 Proceeds from salvage income on
  equipment disposals                                     6,887            -
Proceeds from sale of properties                          4,332            -
 (Additions) disposals of oil and
  gas properties                                          6,752        (8,159)
                                                      ---------     ---------
     Net cash provided by (used in)
      investing activities                               17,971        (8,159)

Cash flows from financing activities:
 Cash distributions to partners                        (174,521)     (179,521)
                                                      ---------     ---------
Net increase in cash and cash equivalents                29,856        20,596
Cash and cash equivalents at beginning
 of period                                              151,763       141,681
                                                      ---------     ---------
Cash and cash equivalents at end of period           $  181,619    $  162,277
                                                      =========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 86-B, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the

Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,500,648, or $319.66 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

The Registrant was formed October 29, 1986. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $17,208,000 representing 17,208 interests ($1,000 per interest) sold to a total of 1,466 limited partners.

Since its formation, the Registrant invested $14,324,581 in various prospects that were drilled in Texas. At March 31, 1996, the Registrant had 51 producing oil and gas wells. Interests in five wells have been sold; one well in 1991 and four wells in 1996, two of which were plugged and abandoned in a prior year. The Registrant received interests in one additional producing oil and gas well in 1993 due to the Registrant's back-in after payout provisions.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $395,800 from $389,765 for the three months ended March 31, 1996 and 1995, respectively, an increase of 2%. The increase in revenues resulted from a 10% increase in the average price received per barrel of oil and an 8% increase in the average price received per mcf of gas, offset by a 9% decrease in barrels of oil produced and sold and a 3% decrease in mcf of gas produced and sold. For the three months ended March 31, 1996, 14,826 barrels of oil were sold compared to 16,279 for the same period in 1995, a decrease of 1,453 barrels. For the three months ended March 31, 1996, 52,867 mcf of gas were sold compared to 54,433 for the same period in 1995, a decrease of 1,566 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.76 from $17.24 for the three months ended March 31, 1995 to $19.00 for the same period in 1996 while the average price received per mcf of gas increased from $2.00 for the three months ended March 31, 1995 to $2.16 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Salvage income of $6,887 was received during the three months ended March 31, 1996 from the disposal of equipment on one fully depleted well.

A gain was realized as a result of the receipt of $4,332 in proceeds from the sale of four fully depleted properties during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $305,671 for the three months ended March 31, 1996 as compared to $352,036 for the same period in 1995, a decrease of $46,365, or 13%. This decrease was due to declines in depletion and abandoned property costs, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $200,259 for the three months ended March 31, 1996 and $196,653 for the same period in 1995, resulting in a $3,606 increase. This increase was primarily due to additional well repair and maintenance costs incurred in an effort to stimulate well production, offset by a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 2% from $11,693 for the three months ended March 31, 1995 to $11,874 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $92,052 for the three months ended March 31, 1996 compared to $140,362 for the same period in 1995. This represented a decrease in depletion of $48,310, or 34%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,453 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 15,292 barrels, or 2%.

Abandoned property costs of $1,486 were incurred on one well during the three months ended March 31, 1996 compared to $3,328 for the same period in 1995.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,500,648, or $319.66 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $186,406 for the three months ended March 31, 1996, an 11% decrease from the same period ended March 31, 1995. This decrease was due to a decline in oil and gas sales receipts and an increase in expenditures for production costs. The decrease in oil and gas sales receipts was due to a decline in barrels of oil and mcf of gas produced and sold. The increase in production cost expenditures was due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the three months ended March 31, 1996 included $6,752 received from the disposal of oil and gas equipment on active properties, while the three months ended March 31, 1995 included expenditures of $8,159 related to repair and maintenance activity on various oil and gas properties.

Proceeds of $6,887 were received during the three months ended March 31, 1996 from equipment credits received on one fully depleted well.

Four fully depleted properties were sold during the three months ended March 31, 1996, resulting in the receipt of $4,332 in proceeds from the sale.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $174,521 of which $172,776 was distributed to the limited partners and $1,745 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $179,521 of which $177,726 was distributed to the limited partners and $1,795 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                   PARKER & PARSLEY 86-B, LTD.

                               By: Parker & Parsley Development L.P.,
                                    Managing General Partner

                                   By: Parker & Parsley Petroleum USA, Inc.
                                       ("PPUSA"), General Partner



Dated: May 14, 1996            By:  /s/ Steven L. Beal
                                   ------------------------------------
                                   Steven L. Beal, Senior Vice
                                   President and Chief Financial
                                   Officer of PPUSA