Form 10-Q
period 1996-06-30
PARKER & PARSLEY 86-B LTD
filed 1996-08-12
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 16 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1996          1995
                                                    -----------   -----------
                                                    (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $431,402
  at June 30 and $151,136 at December 31           $   432,029   $   151,763
 Accounts receivable - oil and gas sales               191,184       178,375
 Accounts receivable - affiliate                        13,229            -
                                                    ----------    ----------
     Total current assets                              636,442       330,138

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                             12,437,587    14,156,180
  Accumulated depletion                             (8,287,535)   (9,685,808)
                                                    ----------    ----------
     Net oil and gas properties                      4,150,052     4,470,372
                                                    ----------    ----------
                                                   $ 4,786,494   $ 4,800,510
                                                    ==========    ==========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                      $   136,433   $    70,218
Partners' capital:
 Limited partners (17,208 interests)                 4,604,837     4,684,266
 Managing general partner                               45,224        46,026
                                                    ----------    ----------
                                                     4,650,061     4,730,292
                                                    ----------    ----------
                                                   $ 4,786,494   $ 4,800,510
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended        Six months ended
                                      June 30,                  June 30,
                                  1996        1995         1996        1995
                               ----------  ----------   ----------  ----------
Revenues:
 Oil and gas sales             $  407,378  $  392,091   $  803,178  $  781,856
 Interest income                    2,975       2,958        5,385       5,383
 Salvage income from
  equipment disposals               5,972       3,866       12,859       3,866
 Gain on sale of assets            62,724          -        67,056          -
 Litigation proceeds              565,756          -       565,756          -
                                ---------   ---------    ---------   ---------
     Total revenues             1,044,805     398,915    1,454,234     791,105
Costs and expenses:
 Production costs                 194,705     197,754      394,964     394,407
 General and admin-
  istrative expenses               12,221      11,763       24,095      23,456
 Depletion                         79,117     121,109      171,169     261,471
 Abandoned property
  costs                             6,854          26        8,340       3,354
                                ---------   ---------    ---------   ---------
     Total costs and
      expenses                    292,897     330,652      598,568     682,688
                                ---------   ---------    ---------   ---------
Net income                     $  751,908  $   68,263   $  855,666  $  108,417
                                =========   =========    =========   =========
Allocation of net income:
  Managing general
   partner                     $    7,519  $      683   $    8,557  $    1,084
                                =========   =========    =========   =========
Limited partners               $  744,389  $   67,580   $  847,109  $  107,333
                                =========   =========    =========   =========
Net income per limited
 partnership interest          $    43.26  $     3.93   $    49.23  $     6.24
                                =========   =========    =========   =========
Distributions per limited
 partnership interest          $    43.80  $     8.35   $    53.84  $    18.68
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general      Limited
                                       partner      partners        Total
                                     -----------   -----------   -----------

Balance at January 1, 1995           $    52,788   $ 5,353,642   $ 5,406,430

Distributions                             (3,248)     (321,528)     (324,776)

Net income                                 1,084       107,333       108,417
                                      ----------    ----------    ----------
Balance at June 30, 1995             $    50,624   $ 5,139,447   $ 5,190,071
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    46,026   $ 4,684,266   $ 4,730,292

Distributions                             (9,359)     (926,538)     (935,897)

Net income                                 8,557       847,109       855,666
                                      ----------    ----------    ----------
Balance at June 30, 1996             $    45,224   $ 4,604,837   $ 4,650,061
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                             June 30,
                                                        1996         1995
                                                     ----------   ----------
Cash flows from operating activities:
 Net income                                          $  855,666   $  108,417
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                            171,169      261,471
   Salvage income from equipment disposals              (12,859)      (3,866)
   Gain on sale of assets                               (67,056)          -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable            (26,038)      13,879
  Increase in accounts payable                           52,487       35,285
                                                      ---------    ---------
     Net cash provided by operating
      activities                                        973,369      415,186

Cash flows from investing activities:
 (Additions) disposals of oil and gas
  properties                                             12,078      (40,650)
 Proceeds from salvage income on
  equipment disposals                                    12,859        3,866
 Proceeds from sale of assets                           217,857           -
                                                      ---------    ---------
     Net cash provided by (used in)
      investing activities                              242,794      (36,784)

Cash flows from financing activities:
 Cash distributions to partners                        (935,897)    (324,776)
                                                      ---------    ---------
Net increase in cash and cash equivalents               280,266       53,626
Cash and cash equivalents at beginning
 of period                                              151,763      141,681
                                                      ---------    ---------
Cash and cash equivalents at end of period           $  432,029   $  195,307
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 86-B, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L. P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the

Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $547,002 to the limited partners, or $31.79 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

NOTE 4.

A gain of $62,724 from the sale of six oil and gas wells to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996, resulting from proceeds received of $213,525, less the write-off of remaining capitalized well costs of $150,801.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $803,178 from $781,856 for the six months ended June 30, 1996 and 1995, respectively, an increase of 3%. The increase in revenues resulted from a 15% increase in the average price received per barrel of oil and a 27% increase in the average price received per mcf of gas, offset by a 13% decrease in barrels of oil produced and sold and a 12% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 27,909 barrels of oil were sold compared to 32,150 for the same period in

1995, a decrease of 4,241 barrels. Of the decrease, 774 barrels, or 2%, was attributable to the sale of ten oil and gas wells during the six months ended June 30, 1996. The remaining decrease of 11%, or 3,467 barrels, was due to the decline characteristics of the Registrant's oil and gas properties. For the six months ended June 30, 1996, 104,133 mcf of gas were sold compared to 118,970 for the same period in 1995, a decrease of 14,837 mcf. Of the decrease, 3,519 mcf, or 3%, was attributable to the sale of ten oil and gas wells. The remaining decrease of 11,318 mcf, or 9%, was due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.57 from $17.70 for the six months ended June 30, 1995 to $20.27 for the same period in 1996 while the average price received per mcf of gas increased from $1.79 for the six months ended June 30, 1995 to $2.28 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income of $3,866 received during the six months ended June 30, 1995 consisted of equipment credits received on one fully depleted well. There was no salvage income for the same period ended June 30, 1996.

For the six months ended June 30, 1996, the Partnership recognized a gain on sale of assets of $67,056. Of this amount, $62,724 was from the sale of six oil and gas wells to Costilla Energy, L.L.C., attributable to proceeds received of $213,525 less the write-off of remaining capitalized well costs of $150,801. An additional unrelated sale of four fully depleted oil and gas wells resulted in proceeds received of $4,332.

Costs and Expenses:

Total costs and expenses decreased to $598,568 for the six months ended June 30, 1996 as compared to $682,688 for the same period in 1995, a decrease of $84,120, or 12%. This decrease was due to a decline in depletion, offset by increases in production costs, general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $394,964 for the six months ended June 30, 1996 and $394,407 for the same period in 1995 resulting in a $557 increase. The increase was primarily due to an increase in workover expense incurred in an effort to stimulate well production, offset by a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3%, from $23,456 for the six months ended June 30, 1995 to $24,095 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $171,169 for the six months ended June 30, 1996 compared to $261,471 for the same period in 1995. This represented a decrease in depletion of $90,302, or 35%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. In addition, of the decrease, $23,209, or 9%, was attributable to the sale of ten oil and gas wells during the six months ended June 30, 1996. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 4,241 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 15,292 barrels, or 2%.

Abandoned property costs of $8,340 were incurred on one well during the six months ended June 30, 1996 compared to $3,354 for the same period in 1995.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On

April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $547,002 to the limited partners, or $31.79 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $407,378 from $392,091 for the three months ended June 30, 1996 and 1995, respectively, an increase of 4%. The increase in revenues resulted from a 19% increase in the average price received per barrel of oil and a 50% increase in the average price received per mcf of gas, offset by an 18% decrease in barrels of oil produced and sold and a 21% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 13,083 barrels of oil were sold compared to 15,871 for the same period in 1995, a decrease of 2,788 barrels. Of the decrease, 942 barrels, or 6%, was attributable to the sale of six oil and gas wells. The additional decrease of 12%, or 1,846 barrels, was due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended June 30, 1996, 51,266 mcf of gas were sold compared to 64,537 for the same period in 1995, a decrease of 13,271 mcf. Of the decrease, 4,876 mcf, or 8%, was attributable to the sale of six oil and gas wells. The additional decrease of 8,395 mcf, or 13%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.53 from $18.18 for the three months ended June 30, 1995 to $21.71 for the same period in 1996 while the average price received per mcf of gas increased from $1.61 during the three months ended June 30, 1995 to $2.41 in 1996.

Salvage income of $3,866 received during the three months ended June 30, 1995 consisted of equipment credits received on one fully depleted well. There was no salvage income received for the same period ended June 30, 1996.

A gain of $62,724 from the sale of six oil and gas wells was recognized during the three months ended June 30, 1996, resulting from proceeds received of $213,525 less the write-off of remaining capitalized well costs of $150,801.

Costs and Expenses:

Total costs and expenses decreased to $292,897 for the three months ended June 30, 1996 as compared to $330,652 for the same period in 1995, a decrease of $37,755, or 11%. This decrease was due to declines in production costs and depletion, offset by increases in G&A and abandoned property costs.

Production costs were $194,705 for the three months ended June 30, 1996 and $197,754 for the same period in 1995 resulting in a $3,049 decrease, or 2%. The decrease was due to a decline in well repair and maintenance costs, offset by an increase in workover expense incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 4% from $11,763 for the three months ended June 30, 1995 to $12,221 for the same period in 1996.

Depletion was $79,117 for the three months ended June 30, 1996 compared to $121,109 for the same period in 1995. This represented a decrease in depletion of $41,992, or 35%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. In addition, of the decrease, $15,005, or 12% was attributable to the sale of six oil and gas wells during the three months ended June 30, 1996. Oil production decreased 2,788 barrels for the three months ended June 30, 1996 from the same period in 1995.

Abandoned property costs of $6,854 and $26 were incurred during the three months ended June 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $558,183 from the same period ended June 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3 and a reduction in well repair and maintenance costs paid, offset by a decline in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 included proceeds received from the disposal of oil and gas equipment on active properties, while the six months ended June 30, 1995 included expenditures related to a capitalized workover on one well.

Proceeds from salvage income of $12,859 and $3,866 were received during the six months ended June 30, 1996 and 1995, respectively, from the sale of oil and gas equipment on one fully depleted well.

Proceeds of $217,857 were received during the six months ended June 30, 1996 from the sale of ten oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $935,897 of which $926,538 was distributed to the limited partners and $9,359 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $324,776 of which $321,528 was distributed to the limited partners and $3,248 to the managing general partner.

Cash distributions to the partners of $935,897 for the six months ended June 30, 1996 included $547,002 to the limited partners and $5,525 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3. A receivable of $13,229 from the settlement will be received and distributed, pending revision of division orders after pay-out provisions on one well.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                      PARKER & PARSLEY 86-B, LTD.

                                 By:  Parker & Parsley Development L.P.,
                                       Managing General Partner
                                      By:  Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 12, 1996          By:  /s/ Steven L. Beal
                                     ---------------------------------------
                                     Steven L. Beal, Senior Vice
                                      President and Chief Financial
                                       Officer of PPUSA