Form 10-Q
period 1996-09-30
PARKER & PARSLEY 86-B LTD
filed 1996-11-12
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of __ pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   .................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995..............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996..............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995...........................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    9



                           Part II. Other Information

Item 1.    Legal Proceedings.......................................   14


           Signatures..............................................   15

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1996           1995
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $447,090 at September 30
     and $151,136 at December 31                    $   447,718    $   151,763
   Accounts receivable - oil and gas sales              167,126        178,375
   Accounts receivable - affiliate                       13,229            -
                                                     ----------     ----------
           Total current assets                         628,073        330,138
                                                     ----------     ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method              12,282,365     14,156,180
     Accumulated depletion                           (8,211,756)    (9,685,808)
                                                     ----------     ----------
           Net oil and gas properties                 4,070,609      4,470,372
                                                     ----------     ----------
                                                    $ 4,698,682    $ 4,800,510
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $   128,051    $    70,218

Partners' capital:
   Limited partners (17,208 interests)                4,526,201      4,684,266
   Managing general partner                              44,430         46,026
                                                     ----------     ----------
                                                      4,570,631      4,730,292
                                                     ----------     ----------
                                                    $ 4,698,682    $ 4,800,510
                                                     ==========     ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                ---------------------   -----------------------
                                   1996        1995        1996         1995
                                ---------   ---------   ----------   ----------
Revenues:
   Oil and gas                  $ 375,549   $ 339,278   $1,178,727   $1,121,134
   Interest                         5,584       3,476       10,969        8,859
   Litigation settlement              -           -        565,756          -
   Salvage income from
     equipment disposals              -           125       12,859        3,991
   Gain (loss) on sale of
    assets                         (7,186)        -         59,870          -
                                 --------    --------    ---------    ---------
                                  373,947     342,879    1,828,181    1,133,984
                                 --------    --------    ---------    ---------
Costs and expenses:
   Oil and gas production         183,227     186,906      578,191      583,009
   General and administrative      11,267      10,196       35,362       33,652
   Depletion                       74,715     114,128      245,884      375,599
   Abandoned property                 -           -          8,340        1,658
                                 --------    --------    ---------    ---------
                                  269,209     311,230      867,777      993,918
                                 --------    --------    ---------    ---------

Net income                      $ 104,738   $  31,649   $  960,404   $  140,066
                                 ========    ========    =========    =========
Allocation of net income:
   Managing general partner     $   1,047   $     317   $    9,604   $    1,401
                                 ========    ========    =========    =========

   Limited partners             $ 103,691   $  31,332   $  950,800   $  138,665
                                 ========    ========    =========    =========
Net income per limited
   partnership interest         $    6.02   $    1.82   $    55.25   $     8.06
                                 ========    ========    =========    =========
Distributions per limited
   partnership interest         $   10.60   $    9.79   $    64.44   $    28.47
                                 ========    ========    =========    =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners          Total
                                     ---------     -----------     -----------

Balance at January 1, 1996           $  46,026     $ 4,684,266     $ 4,730,292

    Distributions                      (11,200)     (1,108,865)     (1,120,065)

    Net income                           9,604         950,800         960,404
                                      --------      ----------      ----------

Balance at September 30, 1996        $  44,430     $ 4,526,201     $ 4,570,631
                                      ========      ==========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                     -------------------------
                                                         1996           1995
                                                     -----------     ---------
Cash flows from operating activities:

  Net income                                         $   960,404     $ 140,066
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                          245,884       375,599
      Salvage income from equipment disposals            (12,859)       (3,991)
      Gain on sale of assets                             (59,870)          -
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable          (1,980)       29,154
      Increase in accounts payable                        43,696        33,392
                                                      ----------      --------
        Net cash provided by operating activities      1,175,275       574,220
                                                      ----------      --------

Cash flows from investing activities:

  (Additions) disposals of oil and gas properties         10,145       (40,976)
  Proceeds from salvage income on equipment
    disposals                                             12,859         3,991
  Proceeds from sale of assets                           217,741           -
                                                      ----------      --------
        Net cash provided by (used in) investing
          activities                                     240,745       (36,985)
                                                      ----------      --------

Cash flows from financing activities:

  Cash distributions to partners                      (1,120,065)     (494,916)
                                                      ----------      --------

Net increase in cash and cash equivalents                295,955        42,319
Cash and cash equivalents at beginning of period         151,763       141,681
                                                      ----------      --------
Cash and cash equivalents at end of period           $   447,718     $ 184,000
                                                      ==========      ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                           NOTES FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 86-B, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $547,002, or $31.79 per limited partnership interest to the Registrant and its partners.

Note 4.

A gain of $55,538 from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the nine months ended September 30, 1996, resulting from proceeds received of $213,409, less the write-off of remaining capitalized well costs of $157,871.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,178,727 from $1,121,134 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 5%. The increase in revenues resulted from a 19% increase in the average price received per barrel of oil and a 31% increase in the average price received per mcf of gas, offset by a 14% decline in barrels of oil produced and sold and a 15% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 40,327 barrels of oil were sold compared to 46,809 for the same period in 1995, a decrease of 6,482 barrels. Of the decrease, 2,114 barrels, or 5%, was attributable to the sale of six oil and gas wells during the nine months ended September 30, 1996. The remaining decrease of 9%, or 4,368 barrels, was due to the decline characteristics of the Registrant's oil and gas properties. For the nine months ended September 30, 1996, 155,807 mcf of gas were sold compared to 182,989 for the same period in 1995, a decrease of 27,182 mcf. Of the decrease, 8,343 mcf, or 5%, was attributable to the sale of ten oil and gas wells. The remaining decrease of 18,839 mcf, or 10%, was due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.29 from $17.32 for the nine months ended September 30, 1995 to $20.61 for the same period in 1996 while the average price received per mcf of gas increased from $1.70 for the nine months ended September 30, 1995 to $2.23 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income of $12,859 received during the nine months ended September 30, 1996 consisted of equipment credits received on two fully depleted wells, as compared to equipment credits of $3,991 received during the nine months ended September 30, 1995 on one fully depleted well.

For the nine months ended September 30, 1996, the Registrant recognized a gain on sale of assets of $59,870. Of this amount, $55,538, from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C., was attributable to proceeds received of $213,409 less the write-off of remaining capitalized well costs of $157,871. An additional unrelated sale of four fully depleted oil and gas wells resulted in proceeds received of $4,332.

Costs and Expenses:

Total costs and expenses decreased to $867,777 for the nine months ended September 30, 1996 as compared to $993,918 for the same period in 1995, a decrease of $126,141, or 13%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $578,191 for the nine months ended September 30, 1996 and $583,009 for the same period in 1995, resulting in a $4,818 decrease. The decrease was due to a reduction in well repair and maintenance costs, offset by an increase in workover expense incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $33,652 for the nine months ended September 30, 1995 to $35,362 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $245,884 for the nine months ended September 30, 1996 compared to $375,599 for the same period in 1995, representing a decrease of $129,715, or 35%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production from the nine months ended September 30, 1995 of 6,482 barrels, partially due to the sale of properties during the same period in 1996, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Abandoned property costs of $8,340 were incurred on the abandonment of one well during the nine months ended September 30, 1996 compared to $1,658 for the same period in 1995.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $547,002, or $31.79 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $375,549 from $339,278 for the three months ended September 30, 1996 and 1995, respectively, an increase of 11%. The increase in revenues resulted from a 30% increase in the average price received per barrel of oil and a 40% increase in the average price received per mcf of gas, offset by a 15% decrease in barrels of oil produced and sold and a 19% decrease in mcf of gas produced and sold. For the three months ended September 30, 1996, 12,418 barrels of oil were sold compared to 14,659 for the same period in 1995, a decrease of 2,241 barrels. Of the decrease, 1,340 barrels, or 9%, was attributable to the sale of six oil and gas wells. The additional decrease of 6%, or 901 barrels, was due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended September 30, 1996, 51,674 mcf of gas were sold compared to 64,019 for the same period in 1995, a decrease of 12,345 mcf. Of the decrease, 4,822 mcf, or 7%, was attributable to the sale of six oil and gas wells. The additional decrease of 7,523 mcf, or 12%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.90 from $16.49 for the three months ended September 30, 1995 to $21.39 for the same period in 1996 while the average price received per mcf of gas increased from $1.52 during the three months ended September 30, 1995 to $2.13 in 1996.

Salvage income of $125 received during the three months ended September 30, 1995 consisted of equipment credits received on one fully depleted well. There was no salvage income received for the same period ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $269,209 for the three months ended September 30, 1996 as compared to $311,230 for the same period in 1995, a decrease of $42,021, or 14%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $183,227 for the three months ended September 30, 1996 and $186,906 for the same period in 1995, resulting in a $3,679 decrease, or 2%. The decrease resulted from a reduction in well repair and maintenance costs, offset by an increase in workover expense incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased in aggregate, 11% from $10,196 for the three months ended September 30, 1995 to $11,267 for the same period in 1996.

Depletion was $74,715 for the three months ended September 30, 1996 compared to $114,128 for the same period in 1995, representing a decrease of $39,413, or 35%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production from the three months ended September 30, 1995 of 2,241 barrels, partially due to the sale of properties during the same period in 1996, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $601,055 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3 and an increase in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 included proceeds received from the disposal of oil and gas equipment on active properties, while the nine months ended September 30, 1995 included expenditures related to a capitalized workover on one well.

Proceeds from salvage income of $12,859 and of $3,991 were received during the nine months ended September 30, 1996 and 1995, respectively, from the sale of oil and gas equipment on one fully depleted well.

Proceeds of $217,741 were received during the nine months ended September 30, 1996 from the sale of ten oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $1,120,065 of which $1,108,865 was distributed to the limited partners and $11,200 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $494,916 of which $489,966 was distributed to the limited partners and $4,950 to the managing general partner.

Cash  distributions  to the  partners of  $1,120,065  for the nine months  ended
September 30, 1996 included $547,002 to the limited partners and $5,525 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3. A receivable of $13,229 from the settlement will be received and distributed, pending revision of division orders after pay-out provisions on one well.

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



                           Part II. Other Information

Item 1.       Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement hereof is described in Note 3 of Notes to Financial Statements above.

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


                                     PARKER & PARSLEY 86-B, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:    Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  November 12, 1996      By:   /s/ Steven L. Beal
                                     -------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA