Form 10-Q
period 1997-03-31
PARKER & PARSLEY 86-B LTD
filed 1997-05-09
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of March 31, 1997 and
            December 31, 1996.........................................    3

          Statements of Operations for the three months
            ended March 31, 1997 and 1996.............................    4

          Statement of Partners' Capital for the three months
            ended March 31, 1997......................................    5

          Statements of Cash Flows for the three months
            ended March 31, 1997 and 1996.............................    6

          Notes to Financial Statements...............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K............................    9

          27.    Financial Data Schedule

          Signatures..................................................   10

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   March 31,       December 31,
                                                     1997             1996
                                                  -----------      -----------
                                                  (Unaudited)

                       ASSETS

Current assets:
  Cash and cash equivalents, including
    interest bearing deposits of $304,276
    at March 31 and $271,474 at December 31       $   304,903      $   294,971
  Accounts receivable - oil and gas sales             203,988          269,921
                                                   ----------       ----------
          Total current assets                        508,891          564,892
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             12,261,948       12,282,023
Accumulated depletion                              (8,378,695)      (8,298,577)
                                                   ----------       ----------
          Net oil and gas properties                3,883,253        3,983,446
                                                   ----------       ----------
                                                  $ 4,392,144      $ 4,548,338
                                                   ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    79,750      $    91,772

Partners' capital:
  Managing general partner                             41,847           43,289
  Limited partners (17,208 interests)               4,270,547        4,413,277
                                                   ----------       ----------
                                                    4,312,394        4,456,566
                                                   ----------       ----------
                                                  $ 4,392,144      $ 4,548,338
                                                   ==========       ==========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                      1997           1996
                                                   ----------     ----------
Revenues:
  Oil and gas                                      $  396,845     $  395,800
  Interest                                              3,870          2,410
  Salvage income from equipment disposals                 -            6,887
  Gain on sale of assets                                  -            4,332
                                                    ---------      ---------
                                                      400,715        409,429
                                                    ---------      ---------
Costs and expenses:
  Oil and gas production                              160,463        200,259
  General and administrative                           11,905         11,874
  Depletion                                            80,118         92,052
  Abandoned property                                      -            1,486
                                                    ---------      ---------
                                                      252,486        305,671
                                                    ---------      ---------
Net income                                         $  148,229     $  103,758
                                                    =========      =========
Allocation of net income:
  Managing general partner                         $    1,482     $    1,038
                                                    =========      =========
  Limited partners                                 $  146,747     $  102,720
                                                    =========      =========
Net income per limited partnership interest        $     8.53     $     5.97
                                                    =========      =========
Distributions per limited partnership interest     $    16.82     $    10.04
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners          Total
                                    ---------     -----------     -----------


Balance at January 1, 1997          $  43,289     $ 4,413,277     $ 4,456,566

   Distributions                       (2,924)       (289,477)       (292,401)

   Net income                           1,482         146,747         148,229
                                     --------      ----------      ----------

Balance at March 31, 1997           $  41,847     $ 4,270,547     $ 4,312,394
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                       -------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  148,229    $  103,758
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depletion                                           80,118        92,052
       Salvage income from equipment disposals                -          (6,887)
       Gain on sale of assets                                 -          (4,332)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable             65,933       (17,063)
    Increase (decrease) in accounts payable                (8,631)       18,878
                                                        ---------     ---------
          Net cash provided by operating activities       285,649       186,406
                                                        ---------     ---------
Cash flows from investing activities:
  Proceeds from salvage income on equipment disposals         -           6,887
  Proceeds from sale of assets                                -           4,332
  Disposals of oil and gas properties                      16,684         6,752
                                                        ---------     ---------
          Net cash provided by investing activities        16,684        17,971
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (292,401)     (174,521)
                                                        ---------     ---------
Net increase in cash and cash equivalents                   9,932        29,856
Cash and cash equivalents at beginning of period          294,971       151,763
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  304,903    $  181,619
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $396,845 from $395,800 for the three months ended March 31, 1997 and 1996, respectively. The increase in revenues resulted from a 15% increase in the average price received per barrel of oil and a 42% increase in the average price received per mcf of gas, offset by a 16% decrease in barrels of oil produced and sold and a 23% decrease in mcf of gas produced and sold. For the three months ended March 31, 1997, 12,464 barrels of oil were sold compared to 14,826 for the same period in 1996, a decrease of 2,362 barrels. Of the decrease, 1,353 barrels, or 9%, was attributable to the sale of eight oil and gas wells during 1996. The remaining decrease of 7%, or 1,009 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended March 31, 1997, 40,603 mcf of gas were sold compared to 52,867 for the same period in 1996, a decrease of 12,264 mcf. Of the decrease, 5,248 mcf, or 10%, was attributable to the sale of eight oil and gas wells during 1996. The remaining decrease of 7,016 mcf, or 13%, was due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.88 from $19.00 for the three months ended March 31, 1996 to $21.88 for the same period in 1997, while the average price received per mcf of gas increased from $2.16 for the three months ended March 31, 1996 to $3.06 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Salvage income of $6,887 was received during the three months ended March 31, 1996 from the disposal of equipment on one fully depleted well.

A gain was realized as a result of the receipt of $4,332 in proceeds from the sale of four fully depleted properties during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $252,486 for the three months ended March 31, 1997 as compared to $305,671 for the same period in 1996, a decrease of $53,185, or 17%. This decrease was due to declines in production costs, depletion and abandoned property costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $160,463 for the three months ended March 31, 1997 and $200,259 for the same period in 1996, resulting in a $39,796 decrease, or 20%. Of the decrease, $14,808, or 7%, was attributable to the sale of eight oil and gas wells and four saltwater disposal wells during 1996. The remaining decrease of 12%, or $24,988, was due to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, from $11,874 for the three months ended March 31, 1996 to $11,905 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $80,118 for the three months ended March 31, 1997 compared to $92,052 for the same period in 1996. This represented a decrease in depletion of $11,934, or 13%, primarily attributable to the the sale of properties during 1996 and a decline in oil production of 2,362 barrels for the three months ended March 31, 1997 compared to the same period in 1996, offset by an upward revision in oil and gas reserves.

Abandoned property costs of $1,486 were incurred on one well during the three months ended March 31, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $99,243 for the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decrease in expenditures for production costs.

Net Cash Provided by Investing Activities

The Partnership's investing activities related to the disposal of oil and gas equipment on active properties was $16,684 during the three months ended March 31, 1997 and $6,752 for the same period in 1996.

Proceeds of $6,887 were received during the three months ended March 31, 1996 from equipment credits received on one fully depleted well.

Four fully depleted properties were sold during the three months ended March 31, 1996, resulting in the receipt of $4,332 in proceeds from the sale.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $292,401 of which $289,477 was distributed to the limited partners and $2,924 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $174,521 of which $172,776 was distributed to the limited partners and $1,745 to the managing general partner.

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

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.    Financial Data Schedule

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


                                     PARKER & PARSLEY 86-B, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                      ("PPUSA"), General Partner



Dated:  May 9, 1997            By:     /s/ Steven L. Beal
                                     -------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA