Form 10-Q
period 1997-06-30
PARKER & PARSLEY 86-B LTD
filed 1997-08-11
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   ......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996........................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997........................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996...............................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   11

           27.   Financial Data Schedule

           Signatures...................................................   12

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1997            1996
                                                   -----------     ------------
                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $254,292 at June 30
     and $271,474 at December 31                   $    254,669    $    294,971
  Accounts receivable - oil and gas sales               189,132         269,921
                                                    -----------     -----------
         Total current assets                           443,801         564,892
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               12,261,948      12,282,023
Accumulated depletion                                (8,460,308)     (8,298,577)
                                                    -----------     -----------
         Net oil and gas properties                   3,801,640       3,983,446
                                                    -----------     -----------
                                                   $  4,245,441    $  4,548,338
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     41,990    $     91,772

Partners' capital:
  Managing general partner                               40,758          43,289
  Limited partners (17,208 interests)                 4,162,693       4,413,277
                                                    -----------     -----------
                                                      4,203,451       4,456,566
                                                    -----------     -----------
                                                   $  4,245,441    $  4,548,338
                                                    ===========     ===========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended          Six months ended
                                       June 30,                  June 30,
                                ----------------------    ----------------------
                                   1997        1996          1997        1996
                                ---------   ----------    ---------   ----------
Revenues:
  Oil and gas                   $ 329,527   $  407,378    $ 726,372   $  803,178
  Interest                          4,381        2,975        8,251        5,385
  Salvage income from equipment
    disposals                         -          5,972          -         12,859
  Gain on sale of assets              -         62,724          -         67,056
  Litigation proceeds                 -        565,756          -        565,756
                                 --------    ---------     --------    ---------
                                  333,908    1,044,805      734,623    1,454,234
                                 --------    ---------     --------    ---------
Costs and expenses:
  Oil and gas production          151,422      194,705      311,885      394,964
  General and administrative        9,886       12,221       21,791       24,095
  Depletion                        81,613       79,117      161,731      171,169
  Abandoned property                  -          6,854          -          8,340
                                 --------    ---------     --------    ---------
                                  242,921      292,897      495,407      598,568
                                 --------    ---------     --------    ---------
Net income                      $  90,987   $  751,908    $ 239,216   $  855,666
                                 ========    =========     ========    =========
Allocation of net income:
  Managing general partner      $     910   $    7,519    $   2,392   $    8,557
                                 ========    =========     ========    =========
  Limited partners              $  90,077   $  744,389    $ 236,824   $  847,109
                                 ========    =========     ========    =========
Net income per limited
  partnership interest          $    5.23   $    43.26    $   13.76   $    49.23
                                 ========    =========     ========    =========
Distributions per limited
  partnership interest          $   11.50   $    43.80    $   28.32   $    53.84
                                 ========    =========     ========    =========

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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  43,289     $4,413,277     $4,456,566

    Distributions                      (4,923)      (487,408)      (492,331)

    Net income                          2,392        236,824        239,216
                                     --------      ---------      ---------

Balance at June 30, 1997            $  40,758     $4,162,693     $4,203,451
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
Cash flows from operating activities:
   Net income                                           $  239,216   $  855,666
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          161,731      171,169
        Salvage income from equipment disposals                -        (12,859)
        Gain on sale of assets                                 -        (67,056)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable             80,789      (26,038)
     Increase (decrease) in accounts payable               (49,782)      52,487
                                                         ---------    ---------
           Net cash provided by operating activities       431,954      973,369
                                                         ---------    ---------
Cash flows from investing activities:
   Disposals of oil and gas properties                      20,075       12,078
   Proceeds from salvage income on equipment disposals         -         12,859
   Proceeds from sale of assets                                -        217,857
                                                         ---------    ---------
           Net cash provided by investing activities        20,075      242,794
                                                         ---------    ---------
Cash flows from financing activities:
   Cash distributions to partners                         (492,331)    (935,897)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents       (40,302)     280,266
Cash and cash equivalents at beginning of period           294,971      151,763
                                                         ---------    ---------
Cash and cash equivalents at end of period              $  254,669   $  432,029
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 86-B, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 10% to $726,372 from $803,178 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 16% decrease in mcf of gas produced and sold and an 11% decrease in barrels of oil produced and sold, offset by a 12% increase in the average price received per mcf of gas and a slight increase in the average price received per barrel of oil. For the six months ended June 30, 1997, 24,727 barrels of oil were sold compared to 27,909 for the same period in 1996, a decrease of 3,182 barrels. Of the decrease, 1,792 barrels, or 6%, was attributable to the sale of eight oil and gas wells during 1996. The remaining decrease of 5%, or 1,390 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the six months ended June 30, 1997, 87,446 mcf of gas were sold compared to 104,133 for the same period in 1996, a decrease of 16,687 mcf. Of the decrease, 7,168 mcf, or 7%, was attributable to the sale of eight oil and gas wells during 1996. The remaining decrease of 9,519 mcf, or 9%, was due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.27 for the six months ended June 30, 1996 to $20.33 for the same period in 1997, while the average price received per mcf of gas increased from $2.28 for the six months ended June 30, 1996 to $2.56 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $12,859 was received during the six months ended June 30, 1996 from the disposal of oil and gas equipment on one fully depleted well.

For the six months ended June 30, 1996, the Partnership recognized a gain on sale of assets of $67,056. Of this amount, $62,724 was from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. An additional unrelated sale of four fully depleted oil and gas wells resulted in proceeds received of $4,332.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $565,756, which included $547,002, or $31.79 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $495,407 for the six months ended June 30, 1997 as compared to $598,568 for the same period in 1996, a decrease of $103,161, or 17%. This decrease was due to declines in production costs, depletion, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $311,885 for the six months ended June 30, 1997 and $394,964 for the same period in 1996 resulting in a $83,079 decrease, or 21%. Of the decrease, $33,834, or 9%, was attributable to the sale of eight oil and gas wells and four saltwater disposal wells during 1996. The remaining decrease of $49,245, or 12%, was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 10%, from $24,095 for the six months ended June 30, 1996 to $21,791 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $161,731 for the six months ended June 30, 1997 compared to $171,169 for the same period in 1996. This represented a decrease in depletion of $9,438, or 6%, primarily attributable to the sale of properties during 1996 and a decline in oil production of 1,390 barrels on the remaining active properties for the six months ended June 30, 1997 from the same period in 1996.

Abandoned property costs of $8,340 were incurred on one well during the six months ended June 30, 1996.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 19% to $329,527 from $407,378 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 14% decrease in the average price received per barrel of oil, a 12% decrease in the average price received per mcf of gas, a 9% decrease in mcf of gas produced and sold, and a 6% decrease in barrels of oil produced and sold. For the three months ended June 30, 1997, 12,263 barrels of oil were sold compared to 13,083 for the same period in 1996, a decrease of 820 barrels. Of the decrease, 390 barrels, or 3%, was attributable to the sale of eight oil and gas wells. The additional decrease of 3%, or 430 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended June 30, 1997, 46,843 mcf of gas were sold compared to 51,266 for the same period in 1996, a decrease of 4,423 mcf. Of the decrease, 1,712 mcf, or 4%, was attributable to the sale of eight oil and gas wells. The additional decrease of 2,711 mcf, or 5%, was due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $2.96 from $21.71 for the three months ended June 30, 1996 to $18.75 for the same period in 1997, while the average price received per mcf of gas decreased from $2.41 during the three months ended June 30, 1996 to $2.13 in 1997.

Salvage income of $5,972 was received during the three months ended June 30, 1996 from the disposal of oil and gas equipment on one fully depleted well.

A gain of $62,724 from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the three months ended June 30, 1996.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $565,756, which included $547,002, or $31.79 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $242,921 for the three months ended June 30, 1997 as compared to $292,897 for the same period in 1996, a decrease of $49,976, or 17%. This decrease was due to declines in production costs, abandoned property costs and G&A, offset by an increase in depletion.

Production costs were $151,422 for the three months ended June 30, 1997 and $194,705 for the same period in 1996 resulting in a $43,283 decrease, or 22%. Of the decrease, $14,326, or 7%, was attributable to the sale of eight oil and gas wells and four saltwater disposal wells during 1996. The remaining decrease of $28,957, or 15%, was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 19% from $12,221 for the three months ended June 30, 1996 to $9,886 for the same period in 1997.

Depletion was $81,613 for the three months ended June 30, 1997 compared to $79,117 for the same period in 1996. This represented an increase in depletion of $2,496, or 3%, primarily attributable to a reduction in oil and gas reserves as a result of lower commodity prices.

Abandoned property costs of $6,854 were incurred during the three months ended June 30, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $541,415 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease was primarily due to the receipt of proceeds from the litigation settlement during 1996 as discussed in Item 2, offset by a decline in production costs paid and an increase in oil and gas sale receipts.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 and 1996 were related to the disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $12,859 was received during the six months ended June 30, 1996 from the sale of oil and gas equipment on one fully depleted well.

Proceeds of $217,857 were received during the six months ended June 30, 1996 from the sale of ten oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $492,331 of which $4,923 was distributed to the managing general partner and $487,408 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $935,897 of which $9,359 was distributed to the managing general partner and $926,538 to the limited partners. Cash distributions to the partners of $935,897 for the six months ended June 30, 1996 included $5,525 to the managing general partner and $547,002 to the limited partners resulting from proceeds received in the litigation settlement as discussed in Item 2. At June 30, 1996, a receivable of $13,229 from the settlement was outstanding pending revision of division orders after pay-out provisions on one well.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

--------------

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


                                       PARKER & PARSLEY 86-B, LTD.

                                 By:   Parker & Parsley Development L.P.,
                                        Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 11, 1997          By:    /s/ Rich Dealy
                                       -------------------------------
                                       Rich Dealy, Controller of PPUSA