Form 10-Q
period 1997-09-30
PARKER & PARSLEY 86-B LTD
filed 1997-11-12
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   ...................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   11

           27.   Financial Data Schedule

           Signatures................................................   12

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997            1996
                                                    ------------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $235,584 at September 30
     and $271,474 at December 31                    $    235,962    $   294,971
   Accounts receivable - oil and gas sales               172,126        269,921
                                                     -----------     ----------
           Total current assets                          408,088        564,892
                                                     -----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               12,265,139     12,282,023
Accumulated depletion                                 (8,533,668)    (8,298,577)
                                                     -----------     ----------
           Net oil and gas properties                  3,731,471      3,983,446
                                                     -----------     ----------
                                                    $  4,139,559    $ 4,548,338
                                                     ===========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $     49,845    $    91,772
Partners' capital:
   Managing general partner                               39,620         43,289
   Limited partners (17,208 interests)                 4,050,094      4,413,277
                                                     -----------     ----------
                                                       4,089,714      4,456,566
                                                     -----------     ----------
                                                    $  4,139,559    $ 4,548,338
                                                     ===========     ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended        Nine months ended
                                    September 30,            September 30,
                               ---------------------    -----------------------
                                  1997        1996         1997         1996
                               ---------   ---------    ----------   ----------
Revenues:
   Oil and gas                 $ 287,228   $ 375,549    $1,013,600   $1,178,727
   Interest                        3,961       5,584        12,212       10,969
   Litigation settlement             -           -             -        565,756
   Gain (loss) on disposition
     of assets                       -        (7,186)          -         72,729
                                --------    --------     ---------    ---------
                                 291,189     373,947     1,025,812    1,828,181
                                --------    --------     ---------    ---------
Costs and expenses:
   Oil and gas production        152,855     183,227       464,740      578,191
   General and administrative      8,617      11,267        30,408       35,362
   Depletion                      73,360      74,715       235,091      245,884
   Abandoned property                -           -             -          8,340
                                --------    --------     ---------    ---------
                                 234,832     269,209       730,239      867,777
                                --------    --------     ---------    ---------
Net income                     $  56,357   $ 104,738    $  295,573   $  960,404
                                ========    ========     =========    =========
Allocation of net income:
   Managing general partner    $     564   $   1,047    $    2,956   $    9,604
                                ========    ========     =========    =========
   Limited partners            $  55,793   $ 103,691    $  292,617   $  950,800
                                ========    ========     =========    =========
Net income per limited
   partnership interest        $    3.24   $    6.02    $    17.00   $    55.25
                                ========    ========     =========    =========
Distributions per limited
   partnership interest        $    9.79   $   10.60    $    38.11   $    64.44
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  43,289     $4,413,277     $4,456,566

    Distributions                      (6,625)      (655,800)      (662,425)

    Net income                          2,956        292,617        295,573
                                     --------      ---------      ---------

Balance at September 30, 1997       $  39,620     $4,050,094     $4,089,714
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                           September 30,
                                                      ------------------------
                                                         1997          1996
                                                      ---------    -----------
Cash flows from operating activities:
   Net income                                         $ 295,573    $   960,404
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                       235,091        245,884
        Gain on disposition of assets                       -          (72,729)
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable       97,795         (1,980)
        Increase (decrease) in accounts payable         (41,927)        43,696
                                                       --------     ----------
           Net cash provided by operating activities    586,532      1,175,275
                                                       --------     ----------
Cash flows from investing activities:
   Proceeds from disposition of assets                   16,884        240,745

Cash flows from financing activities:
   Cash distributions to partners                      (662,425)    (1,120,065)
                                                       --------     ----------
Net increase (decrease) in cash and cash equivalents    (59,009)       295,955
Cash and cash equivalents at beginning of period        294,971        151,763
                                                       --------     ----------
Cash and cash equivalents at end of period            $ 235,962    $   447,718
                                                       ========     ==========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                           NOTES FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 86-B, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 14% to $1,013,600 from $1,178,727 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas . For the nine months ended September 30, 1997, 35,530 barrels of oil were sold compared to 40,327 for the same period in 1996, a decrease of 4,797 barrels, or 12%. Of the decrease, 1,792 barrels, or 4%, was attributable to the sale of eight oil and gas wells during the nine months ended September 30, 1996. The remaining decrease of 8%, or 3,005 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the nine months ended September 30, 1997, 128,979 mcf of gas were sold compared to 155,807 for the same period in 1996, a decrease of 26,828 mcf, or 17%. Of the decrease, 7,168 mcf, or 4%, was attributable to the sale of eight oil and gas wells. The remaining decrease of 19,660 mcf, or 13%, was due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased 4% from $20.61 for the nine months ended September 30, 1996 to $19.71 for the same period in 1997, while the average price received per mcf of gas increased 9% from $2.23 for the nine months ended September 30, 1996 to $2.43 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

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

Gain on disposition of assets of $72,729 for the nine months ended September 30, 1996 was comprised of $12,859 salvage income from the disposal of oil and gas equipment on one fully depleted well, and a gain of $55,538 from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. An unrelated sale of four fully depleted oil and gas wells resulted in the recognition of a gain of $4,332.

Costs and Expenses:

Total costs and expenses decreased to $730,239 for the nine months ended September 30, 1997 as compared to $867,777 for the same period in 1996, a decrease of $137,538, or 16%. This decrease was due to declines in production costs, depletion, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $464,740 for the nine months ended September 30, 1997 and $578,191 for the same period in 1996, resulting in a $113,451 decrease, or 20%. The decrease was due to reductions in well maintenance and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 14% from $35,362 for the nine months ended September 30, 1996 to $30,408 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $235,091 for the nine months ended September 30, 1997 compared to $245,884 for the same period in 1996, representing a decrease of $10,793, or 4%. The decrease was attributable to the sale of properties during 1996 and a decline in oil production of 3,005 barrels on the remaining active properties for the nine months ended September 30, 1997 from the same period in 1996, offset by a decline in oil reserves during 1997 as a result of lower commodity prices.

Abandoned property costs of $8,340 were incurred on the abandonment of one well during the nine months ended September 30, 1996.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 24% to $287,228 from $375,549 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the three months ended September 30, 1997, 10,803 barrels of oil were sold compared to 12,418 for the same period in 1996, a decrease of 1,615 barrels, or 13%. For the three months ended September 30, 1997, 41,533 mcf of gas were sold compared to 51,674 for the same period in 1996, a decrease of 10,141 mcf, or 20%. The decrease in production volumes was due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.10, or 14%, from $21.39 for the three months ended September 30, 1996 to $18.29 for the same period in 1997, while the average price received per mcf of gas increased slightly from $2.13 during the three months ended September 30, 1996 to $2.16 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $234,832 for the three months ended September 30, 1997 as compared to $269,209 for the same period in 1996, a decrease of $34,377, or 13%. This decrease was due to declines in production costs, G&A and depletion.

Production costs were $152,855 for the three months ended September 30, 1997 and $183,227 for the same period in 1996, resulting in a $30,372 decrease, or 17%. The decrease resulted from reductions in well maintenance and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased in aggregate, 24% from $11,267 for the three months ended September 30, 1996 to $8,617 for the same period in 1997.

Depletion was $73,360 for the three months ended September 30, 1997 compared to $74,715 for the same period in 1996, representing a decrease of $1,355. The decrease was attributable to a decline in oil production of 1,615 barrels for the three months ended September 30, 1997 as compared to the same period in 1996, offset by a decrease in oil reserves during the third quarter of 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $588,743 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was primarily due to the receipt of proceeds from the litigation settlement in 1996 as discussed above and a decrease in oil and gas sales receipts, offset by a decline in production costs paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 were related to the disposal of oil and gas equipment on active properties.

Proceeds from disposition of assets of $230,600, received during the nine months ended September 30, 1996, were comprised of $12,859 from the sale of oil and gas equipment on one fully depleted well and $217,741 from the sale of ten oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $662,425 of which $6,625 was distributed to the managing general partner and $655,800 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $1,120,065 of which $11,200 was distributed to the managing general partner and $1,108,865 to the limited partners. Cash distributions to the partners of $1,120,065 for the nine months ended September 30, 1996 included $5,525 to the managing general partner and $547,002 to the limited partners, resulting from proceeds received from the litigation settlement in 1996 as discussed in Item 2.

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


                                           PARKER & PARSLEY 86-B, LTD.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 12, 1997           By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Controller