Form 10-Q
period 1998-06-30
PARKER & PARSLEY 86-B LTD
filed 1998-08-07
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1998 and
               December 31, 1997.........................................    3

            Statements of Operations for the three and six
              months ended June 30, 1998 and 1997........................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1998........................................    5

            Statements of Cash Flows for the six months
              ended June 30, 1998 and 1997...............................    6

            Notes to Financial Statements................................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    7


                       Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.............................   11

            27.1   Financial Data Schedule

            Signatures...................................................   12

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS
                                                    June 30,     December 31,
                                                      1998           1997
                                                  -----------    -----------
                                                  (Unaudited)

                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $211,787 at June 30
     and $259,417 at December 31                  $   212,164    $   259,795
  Accounts receivable - oil and gas sales             128,012        168,175
                                                   ----------     ----------
         Total current assets                         340,176        427,970
                                                   ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             12,031,597     12,263,266
Accumulated depletion                              (9,083,600)    (9,171,064)
                                                   ----------     ----------
         Net oil and gas properties                 2,947,997      3,092,202
                                                   ----------     ----------
                                                  $ 3,288,173    $ 3,520,172
                                                   ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    29,907    $    35,336

Partners' capital:
  Managing general partner                             31,306         33,572
  Limited partners (17,208 interests)               3,226,960      3,451,264
                                                   ----------     ----------
                                                    3,258,266      3,484,836
                                                   ----------     ----------
                                                  $ 3,288,173    $ 3,520,172
                                                   ==========     ==========


   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 239,503   $ 329,527   $ 497,072   $ 726,372
  Interest                            3,206       4,381       6,774       8,251
  Gain on disposition of assets       4,779         -         5,435         -
                                   --------    --------    --------    --------
                                    247,488     333,908     509,281     734,623
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            172,207     151,422     339,770     311,885
  General and administrative          7,185       9,886      14,912      21,791
  Depletion                          79,516      81,613     147,760     161,731
  Abandoned property                 10,743         -        20,389         -
                                   --------    --------    --------    --------
                                    269,651     242,921     522,831     495,407
                                   --------    --------    --------    --------
Net income (loss)                 $ (22,163)  $  90,987   $ (13,550)  $ 239,216
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $    (222)  $     910   $    (136)  $   2,392
                                   ========    ========    ========    ========
  Limited partners                $ (21,941)  $  90,077   $ (13,414)  $ 236,824
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   (1.28)  $    5.23   $    (.78)  $   13.76
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    3.82   $   11.50   $   12.26   $   28.32
                                   ========    ========    ========    ========



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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners         Total
                                        ---------     ----------     ----------

Balance at January 1, 1998              $  33,572     $3,451,264     $3,484,836

    Distributions                          (2,130)      (210,890)      (213,020)

    Net loss                                 (136)       (13,414)       (13,550)
                                         --------      ---------      ---------

Balance at June 30, 1998                $  31,306     $3,226,960     $3,258,266
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                                June 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                   $  (13,550)   $  239,216
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                         147,760       161,731
        Gain on disposition of assets                      (5,435)          -
   Changes in assets and liabilities:
     Accounts receivable                                   40,163        80,789
     Accounts payable                                      (5,429)      (49,782)
                                                        ---------     ---------
           Net cash provided by operating activities      163,509       431,954
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (3,555)          -
   Proceeds from asset dispositions                         5,435        20,075
                                                        ---------     ---------
           Net cash provided by investing activities        1,880        20,075
                                                        ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                        (213,020)     (492,331)
                                                        ---------     ---------
Net decrease in cash and cash equivalents                 (47,631)      (40,302)
Cash and cash equivalents at beginning of period          259,795       294,971
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  212,164    $  254,669
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 32% to $497,072 from $726,372 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 23,912 barrels of oil, 10,780 barrels of natural gas liquids ("NGLs") and 49,055 mcf of gas were sold, or 42,868 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 24,727 barrels of oil and 87,446 mcf of gas were sold, or 39,301 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.32, or 31%, from $20.33 for the six months ended June 30, 1997 to $14.01 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.68. The average price received per mcf of gas decreased 37% from $2.56 for the six months ended June 30, 1997 to $1.62 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $5,435 was received during the six months ended June 30, 1998 from the sale of equipment on one well plugged and abandoned during 1998. Abandoned property costs of $20,389 were also incurred during the six months ended June 30, 1998 to plug and abandon this well.

Costs and Expenses:

Total costs and expenses increased to $522,831 for the six months ended June 30, 1998 as compared to $495,407 for the same period in 1997, an increase of $27,424, or 6%. This increase was due to increases in production costs and abandoned property costs, offset by decreases in depletion and general and administrative expenses ("G&A").

Production costs were $339,770 for the six months ended June 30, 1998 and $311,885 for the same period in 1997, resulting in a $27,885 increase, or 9%. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by decreases in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 32%, from $21,791 for the six months ended June 30, 1997 to $14,912 for the same period in 1998.

Depletion was $147,760 for the six months ended June 30, 1998 compared to $161,731 for the same period in 1997. This represented a decrease in depletion of $13,971, or 9%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 815 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 27% to $239,503 from $329,527 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 11,839 barrels of oil, 5,487 barrels of NGLs and 24,366 mcf of gas were sold, or 21,387 BOEs. For the three months ended June 30, 1997, 12,263 barrels of oil and 46,843 mcf of gas were sold, or 20,070 BOEs.

The average price received per barrel of oil decreased $5.35, or 29%, from $18.75 for the three months ended June 30, 1997 to $13.40 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.64. The average price received per mcf of gas decreased 25% from $2.13 during the three months ended June 30, 1997 to $1.60 in 1998.

A gain on disposition of assets of $4,779 was received during the three months ended June 30, 1998 from the sale of equipment on one well plugged and abandoned during 1998. Abandoned property costs of $10,743 were also incurred during the three months ended June 30, 1998 to plug and abandon this well.

Costs and Expenses:

Total costs and expenses increased to $269,651 for the three months ended June 30, 1998 as compared to $242,921 for the same period in 1997, an increase of $26,730, or 11%. This increase was due to increases in production costs and abandoned property costs, offset by decreases in G&A and depletion.

Production costs were $172,207 for the three months ended June 30, 1998 and $151,422 for the same period in 1997 resulting in a $20,785 increase, or 14%. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by decreases in ad valorem and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 27% from $9,886 for the three months ended June 30, 1997 to $7,185 for the same period in 1998.

Depletion was $79,516 for the three months ended June 30, 1998 compared to $81,613 for the same period in 1997. This represented a decrease in depletion of $2,097, or 3%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 424 barrels for the three months ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $268,445 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sale receipts, offset by a decline in production costs paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 1998 were related to the disposal of oil and gas equipment on active properties.

Proceeds from disposition of assets of $5,435 received during the six months ended June 30, 1998 consisted of equipment credits on one property plugged and abandoned during 1998. Proceeds from disposition of assets of $20,075 received during the six months ended June 30, 1997 was related to the disposal of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $213,020 of which $2,130 was distributed to the managing general partner and $210,890 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $492,331 of which $4,923 was distributed to the managing general partner and $487,408 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                          PARKER & PARSLEY 86-B, LTD.

                                    By:   Pioneer Natural Resources USA, Inc.
                                           Managing General Partner




Dated:  August 7, 1998              By:    /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer