Form 10-Q
period 1999-06-30
PARKER & PARSLEY 86-B LTD
filed 1999-08-11
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998.....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998...........................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   12

           27.1   Financial Data Schedule

           Signatures...............................................   13

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      1999             1998
                                                  ------------     ------------
                                                  (Unaudited)

                      ASSETS

Current assets:
  Cash                                            $    177,370     $    185,320
  Accounts receivable - oil and gas sales              145,950          120,424
                                                   -----------      -----------
         Total current assets                          323,320          305,744
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              12,039,945       12,038,382
Accumulated depletion                              (10,090,266)      (9,980,171)
                                                   -----------      -----------
         Net oil and gas properties                  1,949,679        2,058,211
                                                   -----------      -----------
                                                  $  2,272,999     $  2,363,955
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     38,442     $     11,216

Partners' capital:
  Managing general partner                              21,070           22,251
  Limited partners (17,208 interests)                2,213,487        2,330,488
                                                   -----------      -----------
                                                     2,234,557        2,352,739
                                                   -----------      -----------
                                                  $  2,272,999     $  2,363,955
                                                   ===========      ===========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 231,875   $ 239,503   $ 407,249   $ 497,072
  Interest                            2,338       3,206       4,305       6,774
  Gain on disposition of assets         -         4,779         -         5,435
                                   --------    --------    --------    --------
                                    234,213     247,488     411,554     509,281
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            144,074     172,207     293,691     339,770
  General and administrative          6,956       7,185      12,217      14,912
  Depletion                          36,312      79,516     110,095     147,760
  Abandoned property                    -        10,743         -        20,389
                                   --------    --------    --------    --------
                                    187,342     269,651     416,003     522,831
                                   --------    --------    --------    --------
Net income (loss)                 $  46,871   $ (22,163)  $  (4,449)  $ (13,550)
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     469   $    (222)  $     (44)  $    (136)
                                   ========    ========    ========    ========
  Limited partners                $  46,402   $ (21,941)  $  (4,405)  $ (13,414)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    2.69   $   (1.28)  $    (.26)  $    (.78)
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    5.01   $    3.82   $    6.54   $   12.26
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners         Total
                                       ---------     ----------     ----------

Balance at January 1, 1999             $  22,251     $2,330,488     $2,352,739

    Distributions                         (1,137)      (112,596)      (113,733)

    Net loss                                 (44)        (4,405)        (4,449)
                                        --------      ---------      ---------

Balance at June 30, 1999               $  21,070     $2,213,487     $2,234,557
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Cash flows from operating activities:
  Net loss                                            $   (4,449)   $  (13,550)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depletion                                        110,095       147,760
        Gain on disposition of assets                        -          (5,435)
  Changes in assets and liabilities:
     Accounts receivable                                 (25,526)       40,163
     Accounts payable                                     27,226        (5,429)
                                                       ---------     ---------
         Net cash provided by operating activities       107,346       163,509
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (2,172)       (3,555)
  Proceeds from asset dispositions                           609         5,435
                                                       ---------     ---------
         Net cash provided by (used in)
           investing activities                           (1,563)        1,880
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (113,733)     (213,020)
                                                       ---------     ---------
Net decrease in cash                                      (7,950)      (47,631)
Cash at beginning of period                              185,320       259,795
                                                       ---------     ----------
Cash at end of period                                 $  177,370    $  212,164
                                                       =========     ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 18% to $407,249 from $497,072 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 20,359 barrels of oil, 10,775 barrels of natural gas liquids ("NGLs") and 42,002 mcf of gas were sold, or 38,134 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 23,912 barrels of oil, 10,780 barrels of NGLs and 49,055 mcf of gas were sold, or 42,868 BOEs.

The average price received per barrel of oil decreased 5%, from $14.01 for the six months ended June 30, 1998 to $13.27 for the same period in 1999. The average price received per barrel of NGLs decreased 11%, from $7.68 during the six months ended June 30, 1998 to $6.87 for the same period in 1999. The average price received per mcf of gas decreased 7% from $1.62 for the six months ended June 30, 1998 to $1.50 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $5,435 was received during the six months ended June 30, 1998 from the sale of equipment on one well plugged and abandoned during 1998. Abandoned property costs of $20,389 were also incurred during the six months ended June 30, 1998 to plug and abandon this well.

Costs and Expenses:

Total costs and expenses decreased to $416,003 for the six months ended June 30, 1999 as compared to $522,831 for the same period in 1998, a decrease of $106,828, or 20%. This decrease was due to declines in production costs, depletion, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $293,691 for the six months ended June 30, 1999 and $339,770 for the same period in 1998, resulting in a $46,079 decrease, or 14%. The decrease was due to declines in well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18%, from $14,912 for the six months ended June 30, 1998 to $12,217 for the same period in 1999.

Depletion was $110,095 for the six months ended June 30, 1999 compared to $147,760 for the same period in 1998. This represented a decrease in depletion of $37,665, or 25%. This decrease was primarily due to a reduction in oil production of 3,553 barrels for the six months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 3% to $231,875 from $239,503 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decrease in production, offset by higher average prices received. For the three months ended June 30, 1999, 10,068 barrels of oil, 5,881 barrels of NGLs and 20,138 mcf of gas were sold, or 19,305 BOEs. For the three months ended June 30, 1998, 11,839 barrels of oil, 5,487 barrels of NGLs and 24,366 mcf of gas were sold, or 21,387 BOEs.

The average price received per barrel of oil increased $1.51, or 11%, from $13.40 for the three months ended June 30, 1998 to $14.91 for the same period in 1999. The average price received per barrel of NGLs increased 7%, from $7.64 during the three months ended June 30, 1998 to $8.17 for the same period in 1999. The average price received per mcf of gas increased 4% from $1.60 during the three months ended June 30, 1998 to $1.67 in 1999.

A gain on disposition of assets of $4,779 was received during the three months ended June 30, 1998 from the sale of equipment on one well plugged and abandoned during 1998. Abandoned property costs of $10,743 were also incurred during the three months ended June 30, 1998 to plug and abandon this well.

Costs and Expenses:

Total costs and expenses decreased to $187,342 for the three months ended June 30, 1999 as compared to $269,651 for the same period in 1998, a decrease of $82,309, or 31%. This decrease was due to declines in production costs, abandoned property costs, G&A and depletion.

Production costs were $144,074 for the three months ended June 30, 1999 and $172,207 for the same period in 1998 resulting in a $28,133 decrease, or 16%. The decrease was due to declines in well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

During this period, G&A decreased, in aggregate, 3% from $7,185 for the three months ended June 30, 1998 to $6,956 for the same period in 1999.

Depletion was $36,312 for the three months ended June 30, 1999 compared to $79,516 for the same period in 1998, a decrease of $43,204, or 54%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 1,771 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $56,163 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was primarily due to a decline in oil and gas sale receipts, offset by declines in G&A expenses and production costs paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 1999 and 1998 were related to the expenditures for oil and gas equipment on active properties.

Proceeds from disposition of assets of $609 and $5,435 were recognized during the six months ended June 30, 1999 and 1998, respectively. Proceeds received during the period ended in 1999 were due to equipment credits on active properties. Proceeds received during the period ended in 1998 were from equipment credits on one property plugged and abandoned during 1998.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $113,733 of which $1,137 was distributed to the managing general partner and $112,596 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $213,020 of which $2,130 was distributed to the managing general partner and $210,890 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                         PARKER & PARSLEY 86-B, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.
                                          Managing General Partner




Dated:  August 11, 1999            By:    /s/ Rich Dealy
                                         ---------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer