Form 10-Q
period 1999-09-30
PARKER & PARSLEY 86-B LTD
filed 1999-11-08
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998..............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1999..............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998...........................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K........................   12

           27.1   Financial Data Schedule

           Signatures..............................................   13

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1999            1998
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    211,635     $   185,320
   Accounts receivable - oil and gas sales             170,774         120,424
                                                   -----------      ----------
           Total current assets                        382,409         305,744
                                                   -----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             12,041,403      12,038,382
Accumulated depletion                              (10,122,578)     (9,980,171)
                                                   -----------      ----------
           Net oil and gas properties                1,918,825       2,058,211
                                                   -----------      ----------
                                                  $  2,301,234     $ 2,363,955
                                                   ===========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     38,575     $    11,216

Partners' capital:
   Managing general partner                             21,351          22,251
   Limited partners (17,208 interests)               2,241,308       2,330,488
                                                   -----------      ----------
                                                     2,262,659       2,352,739
                                                   -----------      ----------
                                                  $  2,301,234     $ 2,363,955
                                                   ===========      ==========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                  ---------------------   ---------------------
                                    1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 307,914   $ 222,706   $ 715,163   $ 719,778
   Interest                           2,686       3,104       6,991       9,878
   Gain on disposition of assets        -           656         -         6,091
                                   --------    --------    --------    --------
                                    310,600     226,466     722,154     735,747
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           139,246     174,931     432,937     514,701
   General and administrative         9,238       6,681      21,455      21,593
   Depletion                         32,312     131,657     142,407     279,417
   Abandoned property                   -            70         -        20,459
                                   --------    --------    --------    --------
                                    180,796     313,339     596,799     836,170
                                   --------    --------    --------    --------
Net income (loss)                 $ 129,804   $ (86,873)  $ 125,355   $(100,423)
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $   1,298   $    (868)  $   1,254   $  (1,004)
                                   ========    ========    ========    ========
   Limited partners               $ 128,506   $ (86,005)  $ 124,101   $ (99,419)
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $    7.47   $   (5.00)  $    7.21   $   (5.78)
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $    5.85   $    3.27   $   12.39   $   15.53
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general         Limited
                                    partner         partners          Total
                                  -----------    -------------    -------------

Balance at January 1, 1999        $    22,251    $   2,330,488    $   2,352,739

    Distributions                      (2,154)        (213,281)        (215,435)

    Net income                          1,254          124,101          125,355
                                   ----------      -----------      -----------
Balance at September 30, 1999     $    21,351    $   2,241,308    $   2,262,659
                                   ==========     ============     ============







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                  $  125,355    $ (100,423)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depletion                                        142,407       279,417
        Gain on disposition of assets                        -          (6,091)
   Changes in assets and liabilities:
        Accounts receivable                              (50,350)       26,301
        Accounts payable                                  27,359        10,830
                                                       ---------     ---------
         Net cash provided by operating activities       244,771       210,034
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (3,630)       (8,877)
   Proceeds from asset dispositions                          609         6,091
                                                       ---------     ---------
         Net cash used in investing activities            (3,021)       (2,786)
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (215,435)     (270,014)
                                                       ---------     ---------
Net increase (decrease) in cash                           26,315       (62,766)
Cash at beginning of period                              185,320       259,795
                                                       ---------     ---------
Cash at end of period                                 $  211,635    $  197,029
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues decreased slightly to $715,163 from $719,778 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decrease in production, offset by higher average prices received. For the nine months ended September 30, 1999, 30,744 barrels of oil, 16,814 barrels of natural gas liquids ("NGLs") and 65,111 mcf of gas were sold, or 58,410 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 35,372 barrels of oil, 16,911 barrels of NGLs and 75,188 mcf of gas were sold, or 64,814 BOEs.

The average price received per barrel of oil increased $1.83, or 14%, from $13.47 for the nine months ended September 30, 1998 to $15.30 for the same period in 1999. The average price received per barrel of NGLs increased 13% from $7.23 during the nine months ended September 30, 1998 to $8.16 for the same period in 1999. The average price received per mcf of gas increased 2% from $1.61 for the nine months ended September 30, 1998 to $1.65 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $596,799 for the nine months ended September 30, 1999 as compared to $836,170 for the same period in 1998, a decrease of $239,371, or 29%. This decrease was due to declines in depletion, production costs, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $432,937 for the nine months ended September 30, 1999 and $514,701 for the same period in 1998, resulting in an $81,764 decrease, or 16%. The decrease was due to declines in well maintenance costs, ad valorem taxes and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 1% from $21,593 for the nine months ended September 30, 1998 to $21,455 for the same period in 1999.

Depletion was $142,407 for the nine months ended September 30, 1999 compared to $279,417 for the same period in 1998, representing a decrease of $137,010, or 49%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a decrease in oil production of 4,628 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 38% to $307,914 from $222,706 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 1999, 10,385 barrels of oil, 6,039 barrels of NGLs and 23,109 mcf of gas were sold, or 20,276 BOEs. For the three months ended September 30, 1998, 11,460 barrels of oil, 6,131 barrels of NGLs and 26,133 mcf of gas were sold, or 21,947 BOEs.

The average price received per barrel of oil increased $6.93, or 56%, from $12.34 for the three months ended September 30, 1998 to $19.27 for the same period in 1999. The average price received per barrel of NGLs increased $4.01, or 62%, from $6.45 during the three months ended September 30, 1998 to $10.46 for the same period in 1999. The average price received per mcf of gas increased 21% from $1.60 during the three months ended September 30, 1998 to $1.93 for the same period in 1999.

A gain on disposition of assets of $656 was recognized during the three months ended September 30, 1998 from the sale of equipment on one well plugged and abandoned during 1998. Abandoned property costs of $70 were also incurred during the three months ended September 30, 1998 to plug and abandon this well.

Costs and Expenses:

Total costs and expenses decreased to $180,796 for the three months ended September 30, 1999 as compared to $313,339 for the same period in 1998, a decrease of $132,543, or 42%. This decrease was due to declines in depletion, production costs and abandoned property costs, offset by an increase in G&A.

Production costs were $139,246 for the three months ended September 30, 1999 and $174,931 for the same period in 1998, resulting in a $35,685 decrease, or 20%. The decrease resulted from declines in well maintenance costs and ad valorem taxes, offset by an increase in production taxes.

During this period, G&A increased from $6,681 for the three months ended September 30, 1998 to $9,238 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $32,312 for the three months ended September 30, 1999 compared to $131,657 for the same period in 1998, representing a decrease of $99,345, or 75%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a decrease in oil production of 1,075 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $34,737 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This increase was primarily due to declines in production costs paid of $53,422, in G&A expenses paid of $45,009 and in abandoned property costs paid of $20,459, offset by declines in oil and gas sales receipts of $84,153.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 were related to the replacement of oil and gas equipment on active properties.

Proceeds from disposition of assets of $609 received during the nine months ended September 30, 1999 were due to equipment credits on active properties. Proceeds from disposition of assets of $6,091 received during the nine months ended September 30, 1998 consisted of equipment credits on one property plugged and abandoned during 1998.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $215,435 of which $2,154 was distributed to the managing general partner and $213,281 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $270,014 of which $2,701 was distributed to the managing general partner and $267,313 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 86-B, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 8, 1999          By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer