Form 10-Q
period 2000-06-30
PARKER & PARSLEY 86-B LTD
filed 2000-08-07
CIK 789790

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                          Commission File No. 33-3353B

                           PARKER & PARSLEY 86-B, LTD.
             (Exact name of Registrant as specified in its charter)


                   Texas                                    75-2140235
  ---------------------------------------------       ---------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS

                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999.............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1   Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                      ASSETS
Current assets:
  Cash                                            $    213,297     $    206,408
  Accounts receivable - oil and gas sales              208,426          179,740
                                                   -----------      -----------
         Total current assets                          421,723          386,148
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              12,059,708       12,044,833
Accumulated depletion                              (10,222,037)     (10,164,543)
                                                   ------------     -----------
         Net oil and gas properties                  1,837,671        1,880,290
                                                   -----------      -----------
                                                  $  2,259,394     $  2,266,438
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     46,552     $     29,193

Partners' capital:
  Managing general partner                              20,852           21,096
  Limited partners (17,208 interests)                2,191,990        2,216,149
                                                   -----------      -----------
                                                     2,212,842        2,237,245
                                                   -----------      -----------
                                                  $  2,259,394     $  2,266,438
                                                   ===========      ===========




  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   Three months ended     Six months ended
                                        June 30,              June 30,
                                 ---------------------   ---------------------
                                    2000       1999        2000        1999
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 392,916   $ 231,875   $ 795,048   $ 407,249
  Interest                           4,323       2,338       7,395       4,305
  Gain on disposition of assets        831         -         2,250         -
                                  --------    --------    --------    --------
                                   398,070     234,213     804,693     411,554
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           170,553     144,074     339,664     293,691
  General and administrative        11,787       6,956      23,851      12,217
  Depletion                         23,496      36,312      57,494     110,095
                                  --------    --------    --------    --------
                                   205,836     187,342     421,009     416,003
                                  --------    --------    --------    --------
Net income (loss)                $ 192,234   $  46,871   $ 383,684   $  (4,449)
                                  ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner       $   1,922   $     469   $   3,837   $     (44)
                                  ========    ========    ========    ========
  Limited partners               $ 190,312   $  46,402   $ 379,847   $  (4,405)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $   11.06   $    2.69   $   22.07   $    (.26)
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                                   (Unaudited)


                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                       ---------     ----------     ----------

Balance at January 1, 2000             $  21,096     $2,216,149     $2,237,245

    Distributions                         (4,081)      (404,006)      (408,087)

    Net income                             3,837        379,847        383,684
                                        --------      ---------      ---------

Balance at June 30, 2000               $  20,852     $2,191,990     $2,212,842
                                        ========      =========      =========








         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                  $  383,684    $   (4,449)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                        57,494       110,095
        Gain on disposition of assets                    (2,250)          -
  Changes in assets and liabilities:
     Accounts receivable                                (28,686)      (25,526)
     Accounts payable                                    17,359        27,226
                                                      ---------     ---------
         Net cash provided by operating activities      427,601       107,346
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                   (17,471)       (2,172)
  Proceeds from asset dispositions                        4,846           609
                                                      ---------     ---------
         Net cash used in investing activities          (12,625)       (1,563)
                                                      ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (408,087)     (113,733)
                                                      ---------     ---------
Net increase (decrease) in cash                          6,889         (7,950)
Cash at beginning of period                            206,408        185,320
                                                      --------      ---------
Cash at end of period                                $ 213,297     $  177,370
                                                      ========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended

  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 95% to $795,048 for the six months ended June 30, 2000 as compared to $407,249 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 20,591 barrels of oil, 10,406 barrels of natural gas liquids ("NGLs") and 41,035 mcf of gas were sold, or 37,836 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 20,359 barrels of oil, 10,775 barrels of NGLs and 42,002 mcf of gas were sold, or 38,134 BOEs.

The average price received per barrel of oil increased $14.30, or 108%, from $13.27 for the six months ended June 30, 1999 to $27.57 for the same period in 2000. The average price received per barrel of NGLs increased $6.56, or 95%, from $6.87 during the six months ended June 30, 1999 to $13.43 for the same period in 2000. The average price received per mcf of gas increased 42% from $1.50 for the six months ended June 30, 1999 to $2.13 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $2,250 was received during the six months ended June 30, 2000 due to equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $421,009 for the six months ended June 30, 2000 as compared to $416,003 for the same period in 1999, an increase of $5,006, or 1%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $339,664 for the six months ended June 30, 2000 and $293,691 for the same period in 1999, resulting in a $45,973 increase, or 16%. The increase was due to higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 95%, from $12,217 for the six months ended June 30, 1999 to $23,851 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $57,494 for the six months ended June 30, 2000 compared to $110,095 for the same period in 1999, a decrease of $52,601, or 48%. This decrease was due to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 232 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 69% to $392,916 for the three months ended June 30, 2000 as compared to $231,875 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 9,770 barrels of oil, 5,347 barrels of NGLs and 20,600 mcf of gas were sold, or 18,550 BOEs. For the three months ended June 30, 1999, 10,068 barrels of oil, 5,881 barrels of NGLs and 20,138 mcf of gas were sold, or 19,305 BOEs.

The average price received per barrel of oil increased $12.64, or 85%, from $14.91 for the three months ended June 30, 1999 to $27.55 for the same period in 2000. The average price received per barrel of NGLs increased $5.31, or 65%, from $8.17 during the three months ended June 30, 1999 to $13.48 for the same period in 2000. The average price received per mcf of gas increased 50% from $1.67 during the three months ended June 30, 1999 to $2.51 for the same period in 2000.

A gain on disposition of assets of $831 was received during the three months ended June 30, 2000 due to equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $205,836 for the three months ended June 30, 2000 as compared to $187,342 for the same period in 1999, an increase of $18,494, or 10%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $170,553 for the three months ended June 30, 2000 and $144,074 for the same period in 1999 resulting in a $26,479 increase, or 18%. The increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 69%, from $6,956 for the three months ended June 30, 1999 to $11,787 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $23,496 for the three months ended June 30, 2000 compared to $36,312 for the same period in 1999, a decrease of $12,816, or 35%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a decline in oil production of 298 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $320,255 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas sale receipts of $387,729, offset by increases in operating costs paid of $47,535 and G&A expenses paid of $19,939.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 and 1999 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $4,846 recognized during the six months ended June 30, 2000 consisted of $2,250 from equipment credits on one fully depleted well and $2,596 from equipment credits on an active property. Proceeds of $609 recognized during the six months ended June 30, 1999 resulted from equipment credits on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $408,087, of which $4,081 was distributed to the managing general partner and $404,006 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $113,733, of which $1,137 was distributed to the managing general partner and $112,596 to the limited partners.

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

                                         PARKER & PARSLEY 86-B, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.
                                          Managing General Partner




Dated:  August 7, 2000            By:    /s/ Rich Dealy
                                         --------------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer