Form 10-Q
period 2000-09-30
PARKER & PARSLEY 86-B LTD
filed 2000-11-13
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                          Commission File No. 33-3353B


                           PARKER & PARSLEY 86-B, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                            Texas                            75-2140235
         --------------------------------------------   ---------------------
               (State or other jurisdiction of            (I.R.S. Employer
                incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   10

            27.1   Financial Data Schedule

            Signatures..............................................   11

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS
                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    237,884     $    206,408
   Accounts receivable - oil and gas sales             233,224          179,740
                                                   -----------      -----------
           Total current assets                        471,108          386,148
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             12,061,383       12,044,833
Accumulated depletion                              (10,248,696)     (10,164,543)
                                                   -----------      -----------
           Net oil and gas properties                1,812,687        1,880,290
                                                   -----------      -----------
                                                  $  2,283,795     $  2,266,438
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     51,200     $     29,193

Partners' capital:
   Managing general partner                             21,050           21,096
   Limited partners (17,208 interests)               2,211,545        2,216,149
                                                   -----------      -----------
                                                     2,232,595        2,237,245
                                                   -----------      -----------
                                                  $  2,283,795     $  2,266,438
                                                   ===========      ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended         Nine months ended
                                        September 30,              September 30,
                                   ----------------------    -----------------------
                                      2000         1999         2000         1999
                                   ---------    ---------    ----------    ---------
Revenues:
   Oil and gas                     $ 470,780    $ 307,914    $1,265,828    $ 715,163
   Interest                            5,054        2,686        12,449        6,991
   Gain on disposition of assets       1,255          -           3,505          -
                                    --------     --------     ---------     --------
                                     477,089      310,600     1,281,782      722,154
                                    --------     --------     ---------     --------
Costs and expenses:
   Oil and gas production            169,022      139,246       508,686      432,937
   General and administrative         14,124        9,238        37,975       21,455
   Depletion                          26,659       32,312        84,153      142,407
                                    --------     --------     ---------     --------
                                     209,805      180,796       630,814      596,799
                                    --------     --------     ---------     --------
Net income                         $ 267,284    $ 129,804    $  650,968    $ 125,355
                                    ========     ========     =========     ========
Allocation of net income:
   Managing general partner        $   2,673    $   1,298    $    6,510    $   1,254
                                    ========     ========     =========     ========
   Limited partners                $ 264,611    $ 128,506    $  644,458    $ 124,101
                                    ========     ========     =========     ========
Net income per limited
   partnership interest            $   15.38    $    7.47    $    37.45    $    7.21
                                    ========     ========     =========     ========


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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                     ----------     ----------     ----------


Balance at January 1, 2000           $   21,096     $2,216,149     $2,237,245

    Distributions                        (6,556)      (649,062)      (655,618)

    Net income                            6,510        644,458        650,968
                                      ---------      ---------      ---------

Balance at September 30, 2000        $   21,050     $2,211,545     $2,232,595
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  650,968    $  125,355
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                          84,153       142,407
        Gain on disposition of assets                      (3,505)          -
   Changes in assets and liabilities:
        Accounts receivable                               (53,484)      (50,350)
        Accounts payable                                   22,007        27,359
                                                        ---------     ---------
         Net cash provided by operating activities        700,139       244,771
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (19,146)       (3,630)
   Proceeds from asset dispositions                         6,101           609
                                                        ---------     ---------
         Net cash used in investing activities            (13,045)       (3,021)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (655,618)     (215,435)
                                                        ---------     ---------
Net increase in cash                                       31,476        26,315
Cash at beginning of period                               206,408       185,320
                                                        ---------     ---------
Cash at end of period                                  $  237,884    $  211,635
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 77% to $1,265,828 for the nine months ended September 30, 2000 as compared to $715,163 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 31,100 barrels of oil, 15,890 barrels of natural gas liquids ("NGLs") and 61,540 mcf of gas were sold, or 57,247 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 30,744 barrels of oil, 16,814 barrels of NGLs and 65,111 mcf of gas were sold, or 58,410 BOEs.

The average price received per barrel of oil increased $13.29, or 87%, from $15.30 for the nine months ended September 30, 1999 to $28.59 for the same period in 2000. The average price received per barrel of NGLs increased $5.97, or 73%, from $8.16 during the nine months ended September 30, 1999 to $14.13 for the same period in 2000. The average price received per mcf of gas increased 50% from $1.65 for the nine months ended September 30, 1999 to $2.47 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

A gain on disposition of assets of $3,505 was received during the nine months ended September 30, 2000 due to equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $630,814 for the nine months ended September 30, 2000 as compared to $596,799 for the same period in 1999, an increase of $34,015, or 6%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $508,686 for the nine months ended September 30, 2000 and $432,937 for the same period in 1999, resulting in a $75,749 increase, or 17%. The increase was primarily due to higher production taxes of $43,823 associated with higher oil and gas prices and additional well maintenance costs of $29,222 incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 77% from $21,455 for the nine months ended September 30, 1999 to $37,975 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $84,153 for the nine months ended September 30, 2000 compared to $142,407 for the same period in 1999, representing a decrease of $58,254, or 41%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 356 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 53% to $470,780 for the three months ended September 30, 2000 as compared to $307,914 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 10,509 barrels of oil, 5,484 barrels of NGLs and 20,505 mcf of gas were sold, or 19,411 BOEs. For the three months ended September 30, 1999, 10,385 barrels of oil, 6,039 barrels of NGLs and 23,109 mcf of gas were sold, or 20,276 BOEs.

The average price received per barrel of oil increased $11.31, or 59%, from $19.27 for the three months ended September 30, 1999 to $30.58 for the same period in 2000. The average price received per barrel of NGLs increased $5.01, or 48%, from $10.46 during the three months ended September 30, 1999 to $15.47 for the same period in 2000. The average price received per mcf of gas increased 63% from $1.93 during the three months ended September 30, 1999 to $3.15 for the same period in 2000.

A gain on disposition of assets of $1,255 was received during the three months ended September 30, 2000 due to equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $209,805 for the three months ended September 30, 2000 as compared to $180,796 for the same period in 1999, an increase of $29,009, or 16%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $169,022 for the three months ended September 30, 2000 and $139,246 for the same period in 1999, resulting in a $29,776 increase, or 21%. The increase was primarily due to higher production taxes of $16,647 associated with higher oil and gas prices and additional well maintenance costs of $8,990 incurred to stimulate well production.

During this period, G&A increased, in aggregate, 53% from $9,238 for the three months ended September 30, 1999 to $14,124 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $26,659 for the three months ended September 30, 2000 compared to $32,312 for the same period in 1999, representing a decrease of $5,653, or 17%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 124 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $455,368 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $552,989, offset by increases in production costs paid of $73,551 and G&A expenses paid of $24,070.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 were related to upgrades of oil and gas equipment on various oil and gas properties.

Proceeds from disposition of assets of $6,101 recognized during the nine months ended September 30, 2000 consisted of equipment credits on two wells. Proceeds of $609 received during the nine months ended September 30, 1999 were due to equipment credits on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $655,618, of which $6,556 was distributed to the managing general partner and $649,062 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $215,435, of which $2,154 was distributed to the managing general partner and $213,281 to the limited partners.

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


                                           PARKER & PARSLEY 86-B, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 13, 2000          By:     /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer