Form 10-Q
period 2001-03-31
PARKER & PARSLEY 86-B LTD
filed 2001-05-09
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                          Commission File No. 33-3353B


                           PARKER & PARSLEY 86-B, LTD.
             (Exact name of Registrant as specified in its charter)


                       Texas                              75-2140235
          ----------------------------------        ---------------------
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS

                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000...........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000...........................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           Signatures................................................   11

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2001             2000
                                                  ------------     ------------
                                                   (Unaudited)
                       ASSETS

Current assets:
  Cash                                            $    194,492     $    220,466
  Accounts receivable - oil and gas sales              226,248          260,049
                                                   -----------      -----------
          Total current assets                         420,740          480,515
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              11,812,974       11,805,173
Accumulated depletion                              (10,062,419)     (10,032,733)
                                                   -----------      -----------
          Net oil and gas properties                 1,750,555        1,772,440
                                                   -----------      -----------
                                                  $  2,171,295     $  2,252,955
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     21,289     $     15,305

Partners' capital:
  Managing general partner                              20,223           21,100
  Limited partners (17,208 interests)                2,129,783        2,216,550
                                                   -----------      -----------
                                                     2,150,006        2,237,650
                                                   -----------      -----------
                                                  $  2,171,295     $  2,252,955
                                                   ===========      ===========




  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------

Revenues:
  Oil and gas                                        $  438,473     $  402,132
  Interest                                                3,661          3,072
  Gain on disposition of assets                             -            1,419
                                                      ---------      ---------
                                                        442,134        406,623
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                168,451        169,111
  General and administrative                             13,154         12,064
  Depletion                                              29,686         33,998
                                                      ---------      ---------
                                                        211,291        215,173
                                                      ---------      ---------
Net income                                           $  230,843     $  191,450
                                                      =========      =========
Allocation of net income:
  Managing general partner                           $    2,308     $    1,915
                                                      =========      =========
  Limited partners                                   $  228,535     $  189,535
                                                      =========      =========
Net income per limited partnership interest          $    13.28     $    11.01
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                    -----------    ----------     ----------


Balance at January 1, 2001          $   21,100     $2,216,550     $2,237,650

   Distributions                        (3,185)      (315,302)      (318,487)

   Net income                            2,308        228,535        230,843
                                     ---------      ---------      ---------

Balance at March 31, 2001           $   20,223     $2,129,783     $2,150,006
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           2001         2000
                                                        ---------     ---------

Cash flows from operating activities:
  Net income                                            $ 230,843     $ 191,450
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depletion                                           29,686        33,998
       Gain on disposition of assets                          -          (1,419)
  Changes in assets and liabilities:
    Accounts receivable                                    33,801       (25,986)
    Accounts payable                                        5,984         6,730
                                                         --------      --------
          Net cash provided by operating activities       300,314       204,773
                                                         --------      --------
Cash flows from investing activities:
  Additions to oil and gas properties                      (7,801)         (826)
  Proceeds from disposition of assets                         -           1,419
                                                         --------      --------
          Net cash provided by (used in) investing
            activities                                     (7,801)          593
                                                         --------      --------
Cash flows used in financing activities:
  Cash distributions to partners                         (318,487)     (180,685)
                                                         --------      --------
Net increase (decrease) in cash                           (25,974)       24,681
Cash at beginning of period                               220,466       206,408
                                                         --------      --------
Cash at end of period                                   $ 194,492     $ 231,089
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 9% to $438,473 for the three months ended March 31, 2001 as compared to $402,132 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2001, 8,976 barrels of oil, 2,760 barrels of natural gas liquids ("NGLs") and 20,049 mcf of gas were sold, or 15,078 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 10,821 barrels of oil, 5,059 barrels of NGLs and

20,435 mcf of gas were sold, or 19,286 BOEs. Of the decrease, 1,732 BOEs are attributable to two wells reaching payout pursuant to the terms of the farmout agreements which reduced the Partnership's net revenue interest in the wells.

The average price received per barrel of oil increased $1.35, or 5%, from $27.60 for the three months ended March 31, 2000 to $28.95 for the same period in 2001. The average price received per barrel of NGLs increased $5.78, or 43%, from $13.37 for the three months ended March 31, 2000 to $19.15 for the same period in 2001. The average price received per mcf of gas increased 256% from $1.76 during the three months ended March 31, 2000 to $6.27 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gain on disposition of assets of $1,419 was recognized during the three months ended March 31, 2000 due to equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $211,291 for the three months ended March 31, 2001 as compared to $215,173 for the same period in 2000, a decrease of $3,882, or 2%. This decrease was primarily due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $168,451 for the three months ended March 31, 2001 compared to $169,111 for the same period in 2000, a decrease of $660. The decrease was primarily due to a decline in lease operating and production taxes attributable to the wells that reached payout pursuant to the terms of the farmout agreements as noted above, offset by an increase in production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 9% from $12,064 for the three months ended March 31, 2000 to $13,154 for the same period in 2001, primarily due to an increase in the accrual of tax preparation fees.

Depletion was $29,686 for the three months ended March 31, 2001 compared to $33,998 for the same period in 2000, a decrease of $4,312, or 13%. This decrease was primarily due to a decrease in oil production of 1,845 barrels for the three months ended March 31, 2001 compared to the same period in 2000 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $95,541 for the three months ended March 31, 2001 from the same period in 2000. This increase was primarily attributable to an increase of $36,930 in oil and gas sales receipts and reductions in production costs of $660 and working capital of $59,041, offset by an increase in G&A expenses of $1,090. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $136,786 to oil and gas receipts, offset by $99,856 resulting from the decline in production during 2001 as compared to the same period in 2000. The decrease in production costs was primarily due to lower well maintenance costs, offset by an increase in production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to an increase in the accrual of tax preparation fees.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the three months ended March 31, 2001 and 2000 were related to expenditures for oil and gas equipment upgrades on active properties.

Proceeds from disposition of assets of $1,419 recognized during the three months ended March 31, 2000 were due to equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $318,487, of which $3,185 was distributed to the managing general partner and $315,302 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $180,685, of which $1,807 was distributed to the managing general partner and $178,878 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                     PARKER & PARSLEY 86-B, LTD.


                                 By:      Pioneer Natural Resources USA, Inc.
                                           Managing General Partner



Dated:  May 9, 2001              By:      /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President
                                            and Chief Accounting Officer