Form 10-Q
period 2001-06-30
PARKER & PARSLEY 86-B LTD
filed 2001-08-07
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                          Commission File No. 33-3353B


                           PARKER & PARSLEY 86-B, LTD.
             (Exact name of Registrant as specified in its charter)


                           Texas                               75-2140235
        ---------------------------------------------    ---------------------
               (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas            75039
     -------------------------------------------------         ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001.....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   11

           Signatures................................................   12

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                    (Unaudited)
                      ASSETS
Current assets:
  Cash                                             $    445,146    $    220,466
  Accounts receivable - oil and gas sales               197,873         260,049
                                                    -----------     -----------
         Total current assets                           643,019         480,515
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               11,812,935      11,805,173
Accumulated depletion                               (10,091,305)    (10,032,733)
                                                    -----------     -----------
         Net oil and gas properties                   1,721,630       1,772,440
                                                    -----------     -----------
                                                   $  2,364,649    $  2,252,955
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     29,355    $     15,305

Partners' capital:
  Managing general partner                               22,076          21,100
  Limited partners (17,208 interests)                 2,313,218       2,216,550
                                                    -----------     -----------
                                                      2,335,294       2,237,650
                                                    -----------     -----------
                                                   $  2,364,649    $  2,252,955
                                                    ===========     ===========



   The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three months ended        Six months ended
                                            June 30,                 June 30,
                                    ----------------------    ----------------------
                                       2001         2000         2001         2000
                                    ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                       $ 409,078    $ 392,916    $ 847,551    $ 795,048
  Interest                              3,245        4,323        6,906        7,395
  Gain on disposition of assets           -            831          -          2,250
                                     --------     --------     --------     --------
                                      412,323      398,070      854,457      804,693
                                     --------     --------     --------     --------
Costs and expenses:
  Oil and gas production              185,876      170,553      354,327      339,664
  General and administrative           12,273       11,787       25,427       23,851
  Depletion                            28,886       23,496       58,572       57,494
                                     --------     --------     --------     --------
                                      227,035      205,836      438,326      421,009
                                     --------     --------     --------     --------
Net income                          $ 185,288    $ 192,234    $ 416,131    $ 383,684
                                     ========     ========     ========     ========
Allocation of net income:
  Managing general partner          $   1,853    $   1,922    $   4,161    $   3,837
                                     ========     ========     ========     ========
  Limited partners                  $ 183,435    $ 190,312    $ 411,970    $ 379,847
                                     ========     ========     ========     ========
Net income per limited
  partnership interest              $   10.66    $   11.06    $   23.94    $   22.07
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners       Total
                                       ----------    ----------    ----------


Balance at January 1, 2001             $   21,100    $2,216,550    $2,237,650

    Distributions                          (3,185)     (315,302)     (318,487)

    Net income                              4,161       411,970       416,131
                                        ---------     ---------     ---------

Balance at June 30, 2001               $   22,076    $2,313,218    $2,335,294
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $  416,131    $  383,684
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         58,572        57,494
        Gain on disposition of assets                        -          (2,250)
  Changes in assets and liabilities:
     Accounts receivable                                  62,176       (28,686)
     Accounts payable                                     14,050        17,359
                                                       ---------     ---------
           Net cash provided by operating activities     550,929       427,601
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (7,762)      (17,471)
  Proceeds from asset dispositions                           -           4,846
                                                       ---------     ---------
           Net cash used in investing activities          (7,762)      (12,625)
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (318,487)     (408,087)
                                                       ---------     ---------
Net increase in cash                                     224,680         6,889
Cash at beginning of period                              220,466       206,408
                                                       ---------     ---------
Cash at end of period                                 $  445,146    $  213,297
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 7% to $847,551 for the six months ended June 30, 2001 as compared to $795,048 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 18,401 barrels of oil, 7,150 barrels of natural gas liquids ("NGLs") and 43,243 mcf of gas were sold, or 32,758 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 20,591 barrels of oil, 10,406 barrels of NGLs and 41,035 mcf of gas were sold, or 37,836 BOEs.

The average price received per barrel of oil increased $.31, or 1%, from $27.57 for the six months ended June 30, 2000 to $27.88 for the same period in 2001. The average price received per barrel of NGLs increased $3.05, or 23%, from $13.43 during the six months ended June 30, 2000 to $16.48 for the same period in 2001. The average price received per mcf of gas increased 135% from $2.13 for the six months ended June 30, 2000 to $5.01 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

A gain on disposition of assets of $2,250 was received during the six months ended June 30, 2000 due to equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $438,326 for the six months ended June 30, 2001 as compared to $421,009 for the same period in 2000, an increase of $17,317, or 4%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $354,327 for the six months ended June 30, 2001 and $339,664 for the same period in 2000, resulting in a $14,663 increase, or 4%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 7%, from $23,851 for the six months ended June 30, 2000 to $25,427 for the same period in 2001, primarily due to an increase in audit and tax fees.

Depletion was $58,572 for the six months ended June 30, 2001 as compared to $57,494 for the same period in 2000, an increase of $1,078, or 2%. This increase was due to a reduction in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 2,190 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 4% to $409,078 for the three months ended June 30, 2001 as compared to $392,916 for the same period in 2000.

The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a decrease in production and lower average prices received for oil. For the three months ended June 30, 2001, 9,425 barrels of oil, 4,390 barrels of NGLs and 23,194 mcf of gas were sold, or 17,681 BOEs. For the three months ended June 30, 2000, 9,770 barrels of oil, 5,347 barrels of NGLs and 20,600 mcf of gas were sold, or 18,550 BOEs.

The average price received per barrel of oil decreased $.68, or 2%, from $27.55 for the three months ended June 30, 2000 to $26.87 for the same period in 2001. The average price received per barrel of NGLs increased $1.31, or 10%, from $13.48 during the three months ended June 30, 2000 to $14.79 for the same period in 2001. The average price received per mcf of gas increased 56% from $2.51 during the three months ended June 30, 2000 to $3.92 for the same period in 2001.

A gain on disposition of assets of $831 was received during the three months ended June 30, 2000 due to equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $227,035 for the three months ended June 30, 2001 as compared to $205,836 for the same period in 2000, an increase of $21,199, or 10%. This increase was due to increases in production costs, depletion and G&A.

Production costs were $185,876 for the three months ended June 30, 2001 and $170,553 for the same period in 2000 resulting in a $15,323 increase, or 9%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production.

During this period, G&A increased 4%, from $11,787 for the three months ended June 30, 2000 to $12,273 for the same period in 2001, primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $28,886 for the three months ended June 30, 2001 as compared to $23,496 for the same period in 2000, an increase of $5,390, or 23%. This increase was due to a reduction in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decline in oil production of 345 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $123,328 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was primarily attributable to an increase of $52,014 in oil and gas sale receipts and reductions in working capital of $87,553, offset by increases in production costs of $14,663 and G&A expenses of $1,576. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $155,662 to oil and gas receipts, offset by $103,648 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 2001 and 2000 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $4,846 recognized during the six months ended June 30, 2000 consisted of $2,250 from equipment credits on one fully depleted well and $2,596 from equipment credits on an active property.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $318,487, of which $3,185 was distributed to the managing general partner and $315,302 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $408,087, of which $4,081 was distributed to the managing general partner and $404,006 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                         PARKER & PARSLEY 86-B, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.
                                          Managing General Partner




Dated:  August 7, 2001             By:    /s/ Rich Dealy
                                         ----------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer