Form 10-Q
period 2001-09-30
PARKER & PARSLEY 86-B LTD
filed 2001-11-09
CIK 789790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                          Commission File No. 33-3353B


                           PARKER & PARSLEY 86-B, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                    Texas                                      75-2140235
  --------------------------------------------           ---------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                  Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                 75039
-------------------------------------------------             -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-B, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    8


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   12

           Signatures...............................................   13

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                        2001           2000
                                                   ------------    ------------
                                                   (Unaudited)
                 ASSETS
Current assets:
   Cash                                            $    421,969    $    220,466
   Accounts receivable - oil and gas sales              158,545         260,049
                                                    -----------     -----------
           Total current assets                         580,514         480,515
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              11,816,863      11,805,173
Accumulated depletion                               (10,123,344)    (10,032,733)
                                                    -----------     -----------
           Net oil and gas properties                 1,693,519       1,772,440
                                                    -----------     -----------
                                                   $  2,274,033    $  2,252,955
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     55,225    $     15,305

Partners' capital:
   Managing general partner                              20,912          21,100
   Limited partners (17,208 interests)                2,197,896       2,216,550
                                                    -----------     -----------
                                                      2,218,808       2,237,650
                                                    -----------     -----------
                                                   $  2,274,033    $  2,252,955
                                                    ===========     ===========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended         Nine months ended
                                        September 30,              September 30,
                                   ----------------------    ------------------------
                                      2001         2000         2001          2000
                                   ---------    ---------    ----------    ----------
Revenues:
   Oil and gas                     $ 336,535    $ 470,780    $1,184,086    $1,265,828
   Interest                            2,793        5,054         9,699        12,449
   Gain on disposition of assets       8,222        1,255         8,222         3,505
                                    --------     --------     ---------     ---------
                                     347,550      477,089     1,202,007     1,281,782
                                    --------     --------     ---------     ---------
Costs and expenses:
   Oil and gas production            191,511      169,022       545,838       508,686
   General and administrative         10,173       14,124        35,600        37,975
   Depletion                          32,039       26,659        90,611        84,153
                                    --------     --------     ---------     ---------
                                     233,723      209,805       672,049       630,814
                                    --------     --------     ---------     ---------
Net income                         $ 113,827    $ 267,284    $  529,958    $  650,968
                                    ========     ========     =========     =========
Allocation of net income:
   Managing general partner        $   1,139    $   2,673    $    5,300    $    6,510
                                    ========     ========     =========     =========
   Limited partners                $ 112,688    $ 264,611    $  524,658    $  644,458
                                    ========     ========     =========     =========
Net income per limited
   partnership interest            $    6.55    $   15.38    $    30.49    $    37.45
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners        Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $   21,100    $2,216,550    $2,237,650

    Distributions                           (5,488)     (543,312)     (548,800)

    Net income                               5,300       524,658       529,958
                                         ---------     ---------     ---------

Balance at September 30, 2001           $   20,912    $2,197,896    $2,218,808
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  529,958    $  650,968
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                          90,611        84,153
        Gain on disposition of assets                      (8,222)       (3,505)
   Changes in assets and liabilities:
        Accounts receivable                               101,504       (53,484)
        Accounts payable                                   39,920        22,007
                                                        ---------     ---------
         Net cash provided by operating activities        753,771       700,139
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (11,690)      (19,146)
   Proceeds from asset dispositions                         8,222         6,101
                                                        ---------     ---------
         Net cash used in investing activities             (3,468)      (13,045)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (548,800)     (655,618)
                                                        ---------     ---------
Net increase in cash                                      201,503        31,476
Cash at beginning of period                               220,466       206,408
                                                        ---------     ---------
Cash at end of period                                  $  421,969    $  237,884
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

                           PARKER & PARSLEY 86-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-B, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $4,004,447 of which $3,934,914 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 6% to $1,184,086 for the nine months ended September 30, 2001 as compared to $1,265,828 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decline in production, offset by higher average prices received for gas and natural gas liquids ("NGLs"). For the nine months ended September 30, 2001, 27,584 barrels of oil, 12,159 barrels of NGLs and 63,389 mcf of gas were sold, or 50,308 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 31,100 barrels of oil, 15,890 barrels of NGLs and 61,540 mcf of gas were sold, or 57,247 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.30, or 5%, from $28.59 for the nine months ended September 30, 2000 to $27.29 for the same period in 2001. The average price received per barrel of NGLs increased $.21, or 1%, from $14.13 during the nine months ended September 30, 2000 to $14.34 for the same period in 2001. The average price received per mcf of gas increased 64% from $2.47 for the nine months ended September 30, 2000 to $4.05 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gains on disposition of assets of $8,222 and $3,505 were recognized during the nine months ended September 30, 2001 and 2000, respectively, due to equipment credits received on one well each year.

Costs and Expenses:

Total costs and expenses increased to $672,049 for the nine months ended September 30, 2001 as compared to $630,814 for the same period in 2000, an increase of $41,235, or 7%. This increase was due to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $545,838 for the nine months ended September 30, 2001 and $508,686 for the same period in 2000, resulting in a $37,152 increase, or 7%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 6% from $37,975 for the nine months ended September 30, 2000 to $35,600 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $90,611 for the nine months ended September 30, 2001 as compared to $84,153 for the same period in 2000, representing an increase of $6,458, or 8%. This increase was attributable to a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 3,516 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 29% to $336,535 for the three months ended September 30, 2001 as compared to $470,780 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 9,183 barrels of oil, 5,009 barrels of NGLs and 20,146 mcf of gas were sold, or 17,550 BOEs. For the three months ended September 30, 2000, 10,509 barrels of oil, 5,484 barrels of NGLs and 20,505 mcf of gas were sold, or 19,411 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.47, or 15%, from $30.58 for the three months ended September 30, 2000 to $26.11 for the same period in 2001. The average price received per barrel of NGLs decreased $4.17, or 27%, from $15.47 during the three months ended September 30, 2000 to $11.30 for the same period in 2001. The average price received per mcf of gas decreased 37% from $3.15 during the three months ended September 30, 2000 to $1.99 for the same period in 2001.

Gains on disposition of assets of $8,222 and $1,255 were recognized during the three months ended September 30, 2001 and 2000, respectively, due to equipment credits received on one well each year.

Costs and Expenses:

Total costs and expenses increased to $233,723 for the three months ended September 30, 2001 as compared to $209,805 for the same period in 2000, an increase of $23,918, or 11%. This increase was due to increases in production costs and depletion, offset by a decline in G&A.

Production costs were $191,511 for the three months ended September 30, 2001 and $169,022 for the same period in 2000, resulting in a $22,489 increase, or 13%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by lower production taxes.

During this period, G&A decreased 28% from $14,124 for the three months ended September 30, 2000 to $10,173 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $32,039 for the three months ended September 30, 2001 as compared to $26,659 for the same period in 2000, representing an increase of $5,380, or 20%. This increase was attributable to a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decline in oil production of 1,326 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $53,632 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to a reduction of $172,901 in working capital and a decrease in G&A expenses of $2,375, offset by a decrease in oil and gas sales receipts of $84,492 and an increase in production costs of $37,152. The decrease in oil and gas receipts resulted from the decrease of $43,056 in oil prices during 2001 and a decline of $141,990 in production during 2001 as compared to the same period in 2000, offset by an increase in gas and NGL prices which contributed an additional $100,554. The increase in production costs was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by lower production taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were related to upgrades of oil and gas equipment on various oil and gas properties.

Proceeds from disposition of assets of $8,222 and $6,101 recognized during the nine months ended September 30, 2001 and 2000, respectively, consisted of equipment credits received on one well for the current period in 2001 and for equipment credits received on two wells for the same period in 2000.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $548,800, of which $5,488 was distributed to the managing general partner and $543,312 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $655,618, of which $6,556 was distributed to the managing general partner and $649,062 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 86-B, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 2001           By:     /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer